Form 10-Q
period 2019-03-31
KELINDA
filed 2019-05-06
CIK 1741257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-227350

KELINDA, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	30-1023894 (IRS Employer Identification Number)

Street: Mihail Kogălniceanu, 66, off. 3

City: Chisinau

ZIP: MD-2009

Country: Republic of Moldova

+373 621-150-42

petru.afanasenco@kelinda.me

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,195,000 common shares issued and outstanding as of April 29, 2019.

KELINDA, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Kelinda, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

KELINDA, INC.
BALANCE SHEETS (Unaudited)
	March 31, 2019	June 30, 2018
ASSETS
Current Assets
Cash	$ 6,200	$ 87
Prepaid Expenses	1,488	2,350
Total Current Assets	7,688	2,437
Fixed Assets
Furniture and Equipment	1,969	1,969
Accumulated Depreciation	(361)	(65)
Total Fixed Assets	1,608	1,904
TOTAL ASSETS	$ 9,296	$ 4,341
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Related party loan	$ 9,815	$ 1,100
Total Current Liabilities	9,815	1,100
Total Liabilities	9,815	1,100
Stockholders’ Equity (Deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,195,000 and 7,000,000 shares issued and outstanding, respectively	7,195	7,000
Additional paid in capital	5,655	—
Accumulated deficit	(13,369)	(3,759)
Total Stockholders’ Equity (Deficit)	(519)	3,241
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$ 9,296	$ 4,341

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA, INC.
STATEMENT OF OPERATIONS (Unaudited)
	Three months ended March 31, 2019	Nine months ended March 31, 2019	Three months ended March 31, 2018	From December 18, 2017 (inception) to March 31, 2018

REVENUE:	$—	$—	$—	$—

EXPENSES:
Advertising and Promotion	—	—	3,314	3,314
Professional Fees	924	8,489	—	—
Bank Service Charges	62	403	77	77
Depreciation Expense	98	295	—	—
Miscellaneous Expense	—	15	—	—
Rent Expense	138	408	—	—
Total expenses	1,222	9,610	3,391	3,391

OTHER INCOME (EXPENSE):
Interest Income (expense)	—	—	—	—
Total other income (expense)	—	—	—	—

Income (loss) before income taxes	$(1,222)	$(9,610)	$3,391	$3,391

Income tax expense	$—	$—	$—	$—

NET INCOME (LOSS)	$(1,222)	$(9,610)	$(3,391)	$(3,391)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,008,667	7,002,847	733,333	321,168

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 18, 2017 (inception)	—	$—	$—	$—	$—

Issuance of common stock	7,000,000	7,000	—	—	7,000
Net loss for the period from December 18, 2017 (inception) to March 31, 2018	—	—	—	(3,391)	(3,391)

Balance as of March 31, 2018	7,000,000	$7,000	$—	$(3,391)	$3,609

Balance as of June 30, 2018	7,000,000	$7,000	$—	$(3,759)	$3,241

Issuance of common stock	195,000	195	5,655	—	5,850
Net loss for the nine months period ended March 31, 2019	—	—	—	(9,610)	(9,610)

Balance as of March 31, 2019	7,195,000	$7,195	$5,655	$(13,369)	$(519)

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA, INC.
STATEMENT OF CASH FLOWS (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	Nine months ended March 31, 2019	From December 18, 2017 (inception) to March 31, 2018
Net Income	$(9,610)	$(3,391)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation expense	296	—
Changes in operating assets and liabilities:
Prepaid expense	862	—
Net cash provided by Operating Activities	(8,452)	(3,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	8,715	100
Proceeds from sale of common stock	5,850	7,000
Net cash provided by Financing Activities	14,565	7,100

Net cash increase for period	6,113	3,709

Cash at beginning of period	87	—

Cash at end of period	$6,200	$3,709

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

 KELINDA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kelinda, Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 18, 2017 in the State of Nevada. The Company specializes on application development with its first project being an application of the same name Kelinda. It offers panels of various analyzes with schedules and reminders about necessity of visiting doctors, sent through the application and emails, storage of personal data (analyzes and conclusions). Users may upload them to their discretion and exchange the personal data. Users who downloaded the application can access the lists and data of another user upon receipt of invitation from the latter. We offer free basic schedules and more serious panels to both adults and children in order to prevent development of numerous diseases. In addition, Kelinda offers drug-taking reminders for an even more effective use of the application. The revenue is to be generated by subscription-based access sales.

Our executive office is located at str. Mihail Kogalniceanu, 66 off. 3 Chisinau, The Republic of Moldova, MD-2009. The functional and reporting currency of the Company is the US dollar.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company had no revenues and incurred losses as of March 31, 2019. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine month period ended March 31, 2019. The Company’s year-end is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,200 of cash as of March 31, 2019.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

KELINDA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

Equipment

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method. We estimate that the useful life of equipment is 5 years Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2019 and June 30, 2018.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On March 19, 2018, the Company issued 4,000,000 shares of common stock to the President, Petru Afanasenco, and, on March 20, 2018, the Company issued 3,000,000 shares of common stock to the Secretary, Andrei Afanasenco, for cash contributions of $4,000 and $3,000 at $0.001 per share, respectively.

During March 2019, the Company issued 195,000 shares of common stock for cash proceeds of $5,850 at $0.03 per share.

There were 7,195,000 shares of common stock issued and outstanding as of March 31, 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months period, ended March 31, 2019, the Company’s officer, Andrei Afanasenco, has loaned to the Company $8,715.

As of March 31, 2019, the balance due to the Company’s officers Petru Afanasenco and Andrei Afanasenco was $100 and $9,715, respectively. These loans are unsecured, non-interest bearing and due on demand.

KELINDA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for a $46 monthly fee, starting on June 11, 2018.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2019, the Company had net operating loss carry forwards of approximately $13,369 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2019 was approximately $2,808. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2019. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	March 31, 2019	June 30, 2018
Federal income tax benefit attributable to:
Income tax benefit	$(2,019)	(789)
Change in valuation allowance	2,019	789
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2019	June 30, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$(2,808)	(789)
Less: valuation allowance	2,808	789
Net deferred tax asset	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 8 – PREPAID EXPENSES

The Company had $1,350 in the prepaid expenses for the application development and $138 for prepaid rent as of March 31, 2019.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2019, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’ Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Our Company

Kelinda is a start-up company that has been established in the state of Nevada on December 18, 2017. Its business plan is to create health-caring applications. Kelinda is both the name of the company and the first product that this company will be launching. All future products will be launched under this company but with different names to reflect the target market.  Our first project will offer free test panels to identify general health condition and targeted diseases for both children and adults. Its main purpose will be to inform individuals when it is required for a person to visit certain doctors and get tested in order to prevent disease development on its earliest development stage. The App will synchronize with Google and Apple calendars, send notifications regarding pills taking time, required tests or doctor appointments via the App and email. In the future, the revenue shall be generated from in-app subscriptions. As of today, we have developed terms of reference, design of our application, created an Apple store account and, currently find ourselves at the server and application development stage. It is anticipated that the app can be completed and operational in about 3 months, available on AppStore and PlayMarket. In the event that the full proceeds of the offering are not raised, the timing of the rollout will be slowed.

Our Application

An average man has only a limited knowledge about diseases, their various symptoms and, therefore, some are discovered at their late phases of development. Researches have shown that the top three causes of death in the United States are linked to health conditions. They are heart disease (23.4% of all deaths), cancer (22.5%) and chronic lower respiratory disease (5.6%) and the three of them account for over 50 percent of all deaths. Other death causes are stroke (5.1% of all deaths), diabetes (2.9%), Influenza and pneumonia (2.1%) and kidney disease (1.8%). A substantial proportion of these diseases could be prevented by regular health check-ups, monitoring of health condition patterns and on-time pills/injections taking.

“Kelinda” is a subscription-based multi-lingual mobile application that provides comprehensive health lab test panels and pill-taking reminders for children and adults and a truly outstanding tool to saving lives.

“My Account” tab displays selected panels, check-ups and pill taking lists that a user may opt to undertake. These panels may be added from the Panels tab on the Main Menu.

“Panels” tab demonstrates a list of various check-up panels with detailed user information on what they are, frequency of health screenings, and impact to preventing numerous diseases, etc. Each panel consists of a list of consultations, analyses and tests. These panels are also arranged by categories: “Disease” (if a person has a predisposition to a disease, he adds one out of the presented panels to personal check-up calendar). A user may alternatively choose to undertake only a specific analysis from “Analyzes” tab.

“Recommendations”: general panels which should be held on a monthly/yearly/5-year/10-year basis by everyone as well as advised panels corresponding specified age and age group, sex and BMI of a user.

Users can create personal visit schedules and enable/disable notifications about the upcoming events. The reminders come up as in-app pop-ups and gentle reminders to the user’s email address. Alternatively, users may use the default schedules of selected panels, whereas a user determines an exact start date by creating an entry to the calendar. The schedules of the application are automatically synched with Apple Calendar and / or Google Calendar.

The application allows users to store personal data, such as test results and doctors’ conclusions and prescriptions. All such information may be uploaded at users’ individual discretion. “Kelinda” empowers data exchange between users upon acceptance of such allowance. Initially, personal data is only available for viewing and not for downloading nor screenshotting.

“Kelinda” is a great reminding tool. The app lets you create multiple reminders for multiple medications and doctor appointments and includes a repeat function along with notification reminders.

After downloading the mobile application from a market (iOS or Android), the user is provided an opportunity to use the application for free for 30 calendar days. After the expiration date, users are offered to sign up for a paid subscription.

The success of this app will rest on providing the end-user trustworthy and useful information. One of the innovative features of this app is that it will allow users to find health panels that prevent particular diseases, upload and share documents with doctors and friends, and will provide useful information about our health in general. It is hoped that these features, along with the clean and easy to use user interface will propel “Kelinda” to the head of the growing health app market.

The success of this app will rest on providing the end-user trustworthy and useful information. One of the innovative features of this app is that it will allow users to find health panels that prevent particular diseases, upload and share documents with doctors and friends, and will provide useful information about our health in general. It is hoped that these features, along with the clean and easy to use user interface will propel “Kelinda” to the head of the growing health app market.

Competition

We expect to face strong competition from the on Med-Care Application industry that nowadays is rapidly developing, and which popularity is continuously growing. The most competitive service provider is MediSafe that is intended to be used by patients who are on prescription medications for a medical diagnosis and that has been selected as one of Healthline’s Best Bipolar Apps of 2018. Though this company is well-known, it is limited to providing pills reminders, whereas “Kelinda” not only will remind users to take their medications but will additionally allow users to find health panels that prevent development of particular diseases, upload and share documents with doctors and friends, and will provide useful information about their health in general. These points are positioned to be our strengths and opportunities over any competition we might currently face.

Revenue

The Company’s revenue is to be generated from in-app subscriptions. Additionally, we might consider selling the advertising slots for in-app advertising to other applications.

Employees Identification of Certain Significant Employees.

We are a start-up company and currently have two employees – Petru and Andrei Afanasenco.

Petru Afanasenco – President and Director, who is in charge of the core business processes and its financials.

Andrei Afanasenco – Chair, Secretary and Treasurer, who is in charge of day-to-day business processes, App development and PR.

We intend to outsource any additional services if the business requires so.

The Office

Our executive office is located at str. Mihail Kogălniceanu, 66, off. 3, Chisinau, Republic of Moldova, MD-2009. Our telephone number is +373 621-150-42. We are open every day from 8:00am to 6:00pm local time except for holiday days in the Republic of Moldova.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities including the US Securities and Exchange Commission and agencies applicable to our business in any jurisdiction with which we would conduct activities. As a smaller reporting company, we may face an effect of existing or probable governmental regulations on the business, Item 101(h)(4)(ix) of Regulation S-K. Due to the specifics of the business, Kelinda shall comply to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regulations and may face an impact on users allowance to upload and store personal health data.

Legal Proceedings

During the past ten years, none of the following occurred with respect to the Board of Directors of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

Our Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act

Our Company shall continue to be deemed an emerging growth company until the earliest of—

1.

The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000) (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers, published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.

Its total annual gross revenues are $1.07 billion or more;

3.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title’;

4.

The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000 in non-convertible debt; or

5.

The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240. 12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

Pursuant to the Rule 405 of the Securities Act of 1933, the Company would cease to be an emerging growth company if it has more than $1.0 billion in annual revenues, its total annual gross revenues are $1.07 billion or more, or issues more than $1.0 billion of non-convertible debt over a three-year period.

As an emerging growth company, Kelinda is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require shareholder approval of executive compensation and golden parachutes.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

We are not a “shell company” within the meaning of Rule 405, promulgated pursuant to the Securities Act, because we do have fixed assets and real business operations.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our website and application. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about our ability to continue as a going concern.

Liquidity and capital resources

As of March 31, 2019, the Company had $9,296 in total assets. These assets are in cash of $6,200, prepaid expenses of $1,488 and fixed assets of $1,608. As of June 30, 2018, the Company had $4,341 in total assets.

As of March 31, 2019, the Company had $9,815 in liabilities and an accumulated deficit of $13,369. As of June 30, 2018, the Company had $1,100 in liabilities and an accumulated deficit of $3,759.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months period ended March 31, 2019 net cash flows used in operating activities was $8,452. Net cash used in operating activities for the period from inception on December 18, 2017 to March 31, 2018 was $3,391.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months period ended March 31, 2019 net cash flows generated by financing activities was $14,565. Cash flows from financing activities for the period from inception on December 18, 2017 to March 31, 2018 was $7,100.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

Results of Operations

For the three months period ended March 31, 2019, and 2018 the Company has not generated any revenue.

For the nine months period ended March 31, 2019 and since inception on December 18, 2017, to March 31, 2018, the Company has not generated any revenue. This was due to unforeseen circumstances in which, the Company was unable to release the application on time

Our net loss for the three months periods ended March 31, 2019, and 2018 were $1,222 and $3,391 accordingly.

Our net loss for the nine months periods ended March 31, 2019, and since inception on December 18, 2017, to March 31, 2018, were $9,610 and $3,391 accordingly.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chisinau, Republic of Moldova on May 6, 2019.

KELINDA.

By: /s/ Petru Afanasenco
Petru Afanasenco, President, director, principal executive officer, principal financial officer, principal accounting officer and controller