Form 10-K
period 2019-06-30
KELINDA
filed 2019-09-23
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-227350

KELINDA

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	30-1023894 (IRS Employer Identification Number)

Street: Mihail Kogălniceanu, 66, off. 3

City: Chisinau

ZIP: MD-2009

Country: Republic of Moldova

+373 621-150-42

petru.afanasenco@kelinda.me

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	KLDA	OTC Markets

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X]       No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,950,500 common shares issued and outstanding as of September 19, 2019.

KELINDA

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this annual report are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I

ITEM 1. BUSINESS DESCRIPTION

Our Company

Kelinda was established in the state of Nevada on December 18, 2017. Its business plan is to create health-caring applications. Kelinda is both the name of the company and the first product that this company will be launching. All future products will be launched under this company but with different names to reflect the target market.  Our first project will offer free test panels to identify general health condition and targeted diseases for both children and adults. Its main purpose will be to inform individuals when it is required for a person to visit certain doctors and get tested in order to prevent disease development in its earliest development stage. The App will synchronize with Google and Apple calendars, send notifications regarding pill-taking time, required tests or doctor appointments via the App and email. In the future, the revenue shall be generated from in-app subscriptions. As of today, we have developed Software Requirements Specification of our product, completed the design of our product, created application screen diagrams, produced a business presentation, created an account on Apple Store and Google Play Store, finished the application’s server and mobile application developments and, currently, we find ourselves at the stage of fixing the application's bugs and preparing all the necessary information and additional documentation to make our application available on AppStore and PlayMarket.

Our Application

An average man has only a limited knowledge about diseases, their various symptoms and, therefore, some are discovered at their late phases of development. Research has shown that the top three causes of death in the United States are linked to health conditions. They are heart disease (23.4% of all deaths), cancer (22.5%) and chronic lower respiratory disease (5.6%), and the three of them account for over 50 percent of all deaths. Other death causes are stroke (5.1% of all deaths), diabetes (2.9%), Influenza and pneumonia (2.1%) and kidney disease (1.8%). A substantial proportion of these diseases could be prevented by regular health check-ups, monitoring of health condition patterns and on-time pills/injections taking.

“Kelinda” is a subscription-based multi-lingual mobile application that provides comprehensive health lab test panels and pill-taking reminders for children and adults and a truly outstanding tool to saving lives.

“My Account” tab displays selected panels, check-ups and pill-taking lists that a user may opt to undertake. These panels may be added from the Panels tab on the Main Menu.

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

“Recommendations” are general panels that should be held on a monthly/yearly/5-year/10-year basis by everyone as well as advised panels corresponding to specified age and age group, sex and BMI of a user.

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

The application allows users to store personal data, such as test results and doctors’ conclusions and prescriptions. All such information may be uploaded at users’ individual discretion. “Kelinda” empowers data exchange between users upon acceptance of such allowance. Initially, personal data is only available for viewing and not for downloading or screenshotting.

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

Competition

We expect to face strong competition from the on Med-Care Application industry that nowadays is rapidly developing, and which popularity is continuously growing. The most competitive service provider is MediSafe that is intended to be used by patients who are on prescription medications for a medical diagnosis, and that was selected as one of Healthline’s Best Bipolar Apps of 2018. Though this company is well-known, it is limited to providing pills reminders, whereas “Kelinda” not only will remind users to take their medications but will additionally allow users to find health panels that prevent development of particular diseases, upload and share documents with doctors and friends, and will provide useful information about their health in general. These points are positioned to be our strengths and opportunities over any competition we might currently face.

Revenue

The Company’s revenue is to be generated from in-app subscriptions. Additionally, we might consider selling the advertising slots for in-app advertising to other applications.

Employees Identification of Certain Significant Employees

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We have no ownership of any properties.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently quoted on the OTC Markets under the symbol “KLDA”, as reflected below, though we do not have any current trading volume yet. No assurance can be given that any market for our common stock will ever develop. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, consultants, promissory note holders or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares. There is currently no trading market for our securities on the OTC Markets. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may potentially have a substantial negative impact on any such market. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment. Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky.

As of June 30, 2019, our officers Petru and Andrei Afanasenco respectfully own approximately 50% and 38% of our total outstanding shares of common stock.

Rule 144 Shares

None of our common stock is currently available for resale to the public under Rule 144. In general, Rule 144 as currently in effect permits our common stock that has been acquired by a person who is an affiliate of ours, or has been an affiliate of ours within the past three months, to be sold into the market in an amount that does not exceed, during any three-month period, the greater of:

(1)     one percent of the total number of shares of our common stock outstanding; or

(2)     the average weekly reported trading volume of our common stock for the four calendar weeks prior to the sale.

Such sales are also subject to specific manner of sale provisions, a six-month holding period requirement, notice requirements and the availability of current public information about us.

Rule 144 also provides that a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has for at least six months beneficially owned shares of our common stock that are restricted securities, will be entitled to freely sell such shares of our common stock subject only to the availability of current public information regarding us. A person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned for at least one year shares of our common stock that are restricted securities, will be entitled to freely sell such shares of our common stock under Rule 144 without regard to the current public information requirements of Rule 144.

At the present time, we are a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all securities may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company,” (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

3.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

4.

The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000 in non-convertible debt; or

5.

The date on which such issuer is deemed to be a “large accelerated filer,” as defined in section 240. 12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

Liquidity and capital resources

As of June 30, 2019, the Company had $100,792 in total assets. These assets are in cash of $412, application development costs of $98,870 and fixed assets of $1,510. As of June 30, 2018, the Company had $4,341 in total assets.

As of June 30, 2019, the Company had $86,365 in liabilities and an accumulated deficit of $21,088. As of June 30, 2018, the Company had $1,100 in liabilities and an accumulated deficit of $3,759.

CASH FLOWS FROM OPERATING ACTIVITIES

During the year ended June 30, 2019, net cash flows used in operating activities was $38,565. Net cash used in operating activities for the period from inception on December 18, 2017 to June 30, 2018 was $(6,044).

CASH FLOWS FROM INVESTING ACTIVITIES

During the year ended June 30, 2019 net cash flows used in investing activities was $(98,870). Cash flows from investing activities for the period from inception on December 18, 2017 to June 30, 2018 was $(1,969).

CASH FLOWS FROM FINANCING ACTIVITIES

During the year ended June 30, 2019 net cash flows generated by financing activities was $60,630. Cash flows from financing activities for the period from inception on December 18, 2017 to June 30, 2018 was $8,100.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

Results of Operations

During the year ended June 30, 2019, and for the period from inception on December 18, 2017 to June 30, 2018, the Company has not generated any revenue. The Company was focusing its efforts on developing its app that is scheduled for release during Q3 of 2019, at which point the Company plans to start generating revenues from app subscriptions.

Our net loss for the year ended June 30, 2019, and for the period from inception on December 18, 2017 to June 30, 2018 was $17,329 and $3,759 accordingly.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KELINDA

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Kelinda

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kelinda (the “Company”) as of June 30, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception and has yet to generate any revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 19, 2019

KELINDA
BALANCE SHEETS
	June 30, 2019	June 30, 2018
ASSETS
Current Assets
Cash	$ 412	$ 87
Prepaid Expenses	—	2,350
Total Current Assets	412	2,437
Fixed Assets
Furniture and Equipment	1,969	1,969
Accumulated Depreciation	(459)	(65)
Total Fixed Assets	1,510	1,904
Intangible Assets
Application Development costs	98,870	—
Total Intangible Assets	98,870	—
TOTAL ASSETS	$ 100,792	$ 4,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 53,150	$ —
Related Party Loans	33,215	1,100
Total Current Liabilities	86,365	1,100
Total Liabilities	86,365	1,100
Stockholders’ Equity
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 and 7,000,000 shares issued and outstanding, respectively	7,950	7,000
Additional Paid-in Capital	27,565	—
Accumulated Deficit	(21,088)	(3,759)
Total Stockholders’ Equity	14,427	3,241
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 100,792	$ 4,341

The accompanying notes are an integral part of these audited financial statements.

KELINDA
STATEMENTS OF OPERATIONS
	Year ended June 30, 2019	From December 18, 2017 (inception) to June 30, 2018

REVENUE:	$—	$—

EXPENSES:
Advertising and Promotion	—	3,313
Application Development Expense	3,200	—
General and administrative expenses	2,125	296
Professional Fees	12,004	150
Total Expenses	17,329	3,759

OTHER INCOME (EXPENSE):
Interest Income (Expense)	—	—
Total Other Income (Expense)	—	—

Income (Loss) Before Income Taxes	$(17,329)	$(3,759)

Income Tax Expense	$—	$—

NET INCOME (LOSS)	$(17,329)	$(3,759)

Net Loss Per Common Share – Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic & Diluted	7,178,585	1,986,301

The accompanying notes are an integral part of these audited financial statements.

KELINDA
STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 18, 2017 (inception)	—	$—	$—	$—	$—

Sale of common stock	7,000,000	7,000	—	—	7,000
Net loss for the period from December 18, 2017 (inception) to June 30, 2018	—	—	—	(3,759)	(3,759)

Balance as of June 30, 2018	7,000,000	$7,000	$—	$(3,759)	$3,241

Sale of common stock	950,500	950	27,565	—	28,515
Net loss for the year ended June 30, 2019	—	—	—	(17,329)	(17,329)

Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427

The accompanying notes are an integral part of these audited financial statements.

KELINDA
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES	Year Ended June 30, 2019	From December 18, 2017 (inception) to June 30, 2018
Net Income	$(17,329)	$(3,759)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Depreciation expense	394	65
Changes in operating assets and liabilities:
Accounts Payable	53,150	—
Prepaid expense	2,350	(2,350)
Net cash provided by (used in) Operating Activities	38,565	(6,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for application development costs	(98,870)	—
Purchase of furniture and equipment	—	(1,969)
Net cash (used in) Investing Activities	(98,870)	(1,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	32,115	1,100
Proceeds from sale of common stock	28,515	7,000
Net cash provided by Financing Activities	60,630	8,100

Net cash increase for period	325	87

Cash at beginning of period	87	—

Cash at end of period	$412	$87

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these audited financial statements.

 KELINDA

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kelinda (“the Company,” “we,” “us” or “our”) was incorporated on December 18, 2017 in the State of Nevada. The Company specializes on application development with its first project being an application of the same name Kelinda. It offers panels of various analyzes with schedules and reminders about necessity of visiting doctors, sent through the application and emails, storage of personal data (analyzes and conclusions). Users may upload them to their discretion and exchange the personal data. Users who downloaded the application can access the lists and data of another user upon receipt of invitation from the latter. We offer free basic schedules and more serious panels to both adults and children in order to prevent development of numerous diseases. In addition, Kelinda offers drug-taking reminders for an even more effective use of the application. The revenue is to be generated by subscription-based access sales.

Our executive office is located at str. Mihail Kogalniceanu, 66 off. 3 Chisinau, The Republic of Moldova, MD-2009. The functional and reporting currency of the Company is the US dollar.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through June 30, 2019. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-K and Regulation S-X. The Company’s year-end is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. As of June 30, 2019, and 2018 the company had cash in the amount of $412 and $87 respectively.

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

 KELINDA

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

Application Development Costs

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

Equipment

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method. We estimate that the useful life of equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2019 and June 30, 2018.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On March 19, 2018, the Company issued 4,000,000 founders’ shares of common stock to the President, Petru Afanasenco, and, on March 20, 2018, the Company issued 3,000,000 shares of common stock to the Secretary, Andrei Afanasenco, for cash contributions of $4,000 and $3,000 at $0.001 per share, respectively.

During March 2019, the Company issued 195,000 shares of common stock for cash proceeds of $5,850 at $0.03 per share.

KELINDA

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

During April 2019, the Company issued 547,500 shares of common stock for cash proceeds of $16,425 at $0.03 per share.

During May 2019, the Company issued 208,000 shares of common stock for cash proceeds of $6,240 at $0.03 per share.

There were 7,950,500 shares of common stock issued and outstanding as of June 30, 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period from December 18, 2017 (inception) to June 30, 2018, the Company’s officers Petru Afanasenco and Andrei Afanasenco, loaned to the Company $100 and $1,000, respectively.

During the year ended June 30, 2019, the Company’s officers, Petru Afanasenco and Andrei Afanasenco, loaned to the Company $22,400 and $9,715, respectively.

As of June 30, 2019, and 2018, the balance due to the Company’s officers was $33,215 and $1,100, respectively. Petru and Andrei Afanasenco have formal commitments to loan funds of $50,000 and $40,000 respectively. These loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company entered into a one-year rental agreement for a $46 monthly fee, starting on June 11, 2018.   The Company terminated this lease agreement in July 2019.

On August 21, 2019, Kelinda entered a new rental agreement for a $53 monthly fee.

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2019, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $98,870, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. No amortization was recorded during the periods presented, as the capitalizable costs were incurred on, or just prior to, June 30, 2019.

As of June 30, 2019, the total amount of Capitalized Application Development Costs was $98,870.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2019, the Company had net operating loss carry forwards of approximately $21,088 that may be available to reduce future years’ taxable income in varying amounts. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As of June 30, 2019, and 2018, the valuation allowance was approximately $4,428 and $789, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2019. All tax years since inception remain open for examination by taxing authorities.

KELINDA

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018

The provision for Federal income tax consists of the following:

	June 30, 2019	June 30, 2018
Federal income tax benefit attributable to:
Income tax benefit	$(3,639)	(789)
Change in valuation allowance	3,639	789
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2019	June 30, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$(4,428)	(789)
Less: valuation allowance	4,428	789
Net deferred tax asset	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2019, through the date when financial statements were issued, and has determined that it has some material subsequent events to disclose in these financial statements.

Kelinda terminated the lease agreement in July 2019 and entered a new rental agreement on August 21, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T). CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the year covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Petru Afanasenco	47	President/Director
Andrei Afanasenco	41	Secretary/Treasurer

Petru Afanasenco, President/Director

Mr. Petru Afanasenco acts as President and Director since inception on December 18, 2017. With an education of a Master of Business Management in Finance (1990-1995), Petru had a successful career as a bank consultant at Bank of Moldova (1995-1999) and then as the Head Financial Manager at LaBougette LLC (2000-2008). Since 2003 to the incorporation date, Mr. Petru has been an inspiring independent business consultant for a large number of major businesses across the Republic of Moldova. His excellent financial, management and leadership skills are undeniably important to the corporation, and therefore Petru was elected the President and Director of Kelinda.  Petru devotes 100% of his time to the business development. Petru is an elder brother and a mentor to Andrei Afanasenco, the Secretary and Treasurer of the corporation.

Andrei Afanasenco, Secretary/Treasurer

Mr. Andrei Afanasenco acts as Secretary and Treasurer since Kelinda’s inception on December 18, 2017. Andrei is a certified cardiologist (1996-2004), with 7 years of surgical care practitioner experience through 2011. Over the past five years, he had been a dedicated entrepreneur of the retail industry (2011-2017), during which the time, Andrei has gained the crucial and precious practice and knowledge of business understanding and customer support. He is currently devoting 100% of his time to development of the business idea and its daily processes. Andrei is a younger brother of the President, he had decided to start this family business in the end of 2017.

Audit committee

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal year ended June 30, 2019 and the period of December 18, 2017 (inception) through June 30, 2018 by our executive officers. The following information includes the dollar value of base salaries, bonus awards and certain other compensation, if any.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Petru Afanasenco President/	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Andrei Afanasenco Secretary/	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no compensation paid to the officers at the present time. They may negotiate receiving some compensation only after the company has achieved a positive cash flow tendency of at least one-year time.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of June 30, 2019.

Audit, Compensation and Nominating Committees

As noted above, we intend to apply for listing our common stock on the OTC, which does not require companies to maintain audit, compensation or nominating committees. The Company’s shares may never be quoted on the OTC listed on an exchange. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two member who are not considered independent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of June 30, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Owned	Percentage of Shares Outstanding
Petru Afanasenco	Str. Mihail Kogălniceanu, 66, off. 3, Chisinau, Republic of Moldova, MD-2009	4,000,000	50%
Andrei Afanasenco	Str. Mihail Kogălniceanu, 66, off. 3, Chisinau, Republic of Moldova, MD-2009	3,000,000	38%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percentage of shares outstanding is calculated on the basis of the number of shares issued and outstanding on June 30, 2019 (7,950,500 in total).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Petru Afanasenco and Andrei Afanasenco have extended loans to the Company pursuant to loan agreements. Petru and Andrei Afanasenco have formal commitments to loan funds of $50,000 and $40,000 respectively. The Company discloses that Petru Afanasenco and Andrei Afanasenco have loaned $22,500 and $10,715, respectively, to the Company as of June 30, 2019. Further, on March 19, 2018, the Company issued 4,000,000 shares of common stock to the President, Petru Afanasenco, and, on March 20, 2018, the Company issued 3,000,000 shares of common stock to the Secretary, Andrei Afanasenco, for cash contribution of $4,000 and $3,000 at $0.001 per share, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended June 30, 2019 and the period of December 18, 2017 (inception) through June 30, 2018, we incurred approximately $7,000 and $0, respectively, in fees respectively to our principal independent accountants for professional services rendered in connection with the review of and consent to the filing of registration statements, the audit of our June 30, 2018, financial statements and for the reviews of our financial statements for the quarters ended September 30, 2018, December 31, 2018, and March 31, 2019.

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chisinau, Republic of Moldova on September  23, 2019.

KELINDA

By: /s/ Petru Afanasenco
Petru Afanasenco, President, director, principal executive officer, principal financial officer, principal accounting officer and controller