Form 10-Q
period 2019-09-30
KELINDA
filed 2019-11-06
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Street: Mihail Kogălniceanu, 66, off. 3

City: Chisinau

ZIP: MD-2009

Country: Republic of Moldova

+373 621-150-42

petru.afanasenco@kelinda.me

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,950,500 common shares issued and outstanding as of November 4, 2019.

KELINDA

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Kelinda (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

KELINDA
BALANCE SHEETS (Unaudited)
	September 30, 2019	June 30, 2019
ASSETS
Current Assets
Cash	$ 114	$ 412
Prepaid Expenses	73	—
Total Current Assets	187	412
Fixed Assets
Furniture and Equipment	1,969	1,969
Accumulated Depreciation	(558)	(459)
Total Fixed Assets	1,411	1,510
Intangible Assets
Application Development Costs	98,870	98,870
Accumulated Amortization	(8,239)	—
Total Intangible Assets	90,631	98,870
TOTAL ASSETS	$ 92,229	$ 100,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$ 40,100	$ 53,150
Related Party Loan	51,815	33,215
Total Current Liabilities	91,915	86,365
Total Liabilities	91,915	86,365
Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	27,565	27,565
Accumulated Deficit	(35,201)	(21,088)
Total Stockholders’ Equity (Deficit)	314	14,427
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$ 92,229	$ 100,792

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA
STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30, 2019	Three months ended September 30, 2018

REVENUE:	$—	$—

EXPENSES:
General and Administrative Expenses	197	153
Amortization and Depreciation Expense	8,338	99
Professional Fees	5,505	5,500
Rent Expense	73	135
Total expenses	14,113	5,887

OTHER INCOME (EXPENSE):
Interest Income (Expense)	—	—
Total other income (expense)	—	—

Income (loss) before income taxes	$(14,113)	$(5,887)

Income tax expense	$—	$—

NET INCOME (LOSS)	$(14,113)	$(5,887)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427

Net loss	—	—	—	(14,113)	(14,113)

Balance as of September 30, 2019	7,950,500	$7,950	$27,565	$(35,201)	$314

Balance as of June 30, 2018	7,000,000	$7,000	$—	$(3,759)	$3,241

Net loss	—	—	—	(5,887)	(5,887)

Balance as of September 30, 2018	7,000,000	$7,000	$—	$(9,646)	$(2,646)

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA
STATEMENTS OF CASH FLOWS (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	Three months ended September 30, 2019	Three months ended September 30, 2018
Net Loss	$(14,113)	$(5,887)
Adjustments to reconcile Net Loss
to net cash used by operations:
Amortization and depreciation expense	8,338	99
Changes in operating assets and liabilities:
Prepaid expenses	—	1,000
Prepaid rent	(73)	(135)
Accounts payable	(13,050)	2,000
Net cash used by Operating Activities	(18,898)	(2,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	18,600	3,375
Net cash provided by Financing Activities	18,600	3,375

Net cash increase (decrease) for period	(298)	452

Cash at beginning of period	412	87

Cash at end of period	$114	$539

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

 KELINDA

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kelinda (“the Company,” “we,” “us” or “our”) was incorporated on December 18, 2017 in the State of Nevada. The Company specializes on application development with its first project being an application of the same name Kelinda. It offers panels of various analyses with schedules and reminders about the necessity of visiting doctors sent through the application and emails, as well as storage of personal data (analyses and conclusions). Users may upload them at their discretion and exchange their personal data. Users who download the application can access the lists and data of another user upon receipt of an invitation from the latter. We offer free basic schedules and more serious panels to both adults and children in order to prevent development of numerous diseases. In addition, Kelinda offers drug-taking reminders for an even more effective use of the application. Revenue is to be generated by subscription-based access sales.

Our executive office is located at 49/3 Tighina street 54, Chisinau, Moldova, MD-2001. The functional and reporting currency of the Company is the US dollar.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through September 30, 2019. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three month period ended September 30, 2019. The Company’s year-end is June 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $114 of cash as of September 30, 2019.

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

 KELINDA

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2019 and June 30, 2019.

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

There were 7,950,500 shares of common stock issued and outstanding as of September 30, 2019.

 KELINDA

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019 and 2018, the President of the Company, Petru Afanasenco, loaned to the Company $15,750 and $0, respectively.

During the three months ended September 30, 2019 and 2018, the Company’s officer, Andrei Afanasenco, loaned to the Company $2,850 and $3,375, respectively.

As of September 30, 2019, and June 30, 2019, the balance due to the Company’s officers was $51,815 and $33,215 respectively. Petru and Andrei Afanasenco have formal commitments to loan funds of $50,000 and $40,000, respectively. These loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 21, 2019, the Company entered into a new rental agreement for use of an address, office facilities, IT and telecommunication systems, office equipment and secretarial services.  The contract is $73 per month and is entered into for an unspecified term.

As of September 30, 2019, the amount prepaid rent was $73.

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2019, the unamortized balance of the Application Development Costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $98,870.  During the three months ended September 30, 2019, the Company recorded amortization expense of $8,239, resulting in an unamortized balance of $90,631 at September 30, 2019. No impairment was recorded during the period, as the September 30, 2019 unamortized balance is deemed to be equal to the net realizable value. As of September 30, 2019, the total amount of accumulated amortization was $8,239.

The amortization expenses of the application development costs for the next three years are set for the below:

	Amortization Expense	Recorded Cost	Accumulated Amortization	Net Asset Value
Year ended June 30, 2019 - Purchase	$0	$98,870	$0	$98,870
Year ended June 30, 2020	$32,957	$98,870	$32,957	$65,913
Year ended June 30, 2021	$32,957	$98,870	$65,913	$32,956
Year ended June 30, 2022	$32,956	$98,870	$98,870	$0

NOTE 8 – PREPAID EXPENSES

The Company had $73 in prepaid rent as of September 30, 2019 (NOTE 6).

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2019, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

DESCRIPTION OF BUSINESS

Our Company

Kelinda is a start-up company that was established in the state of Nevada on December 18, 2017. Its business plan is to create health-caring applications. Kelinda is both the name of the company and the first product that this company will be launching. All future products will be launched under this company but with different names to reflect the target market.  Our first project will offer free test panels to identify general health conditions and targeted diseases for both children and adults. Its main purpose will be to inform individuals when it is required for a person to visit certain doctors and get tested in order to prevent disease development on its earliest development stage. The App will synchronize with Google and Apple calendars, send notifications regarding pills-taking time, required tests or doctor appointments via the App and email. In the future, the revenue shall be generated from in-app subscriptions. As of today, we have developed terms of reference, design of our application, created an Apple store account and, currently find ourselves at the server and application development stage. It is anticipated that the app can be completed and operational in about 3 months, available on AppStore and PlayMarket. In the event that the full proceeds of the offering are not raised, the timing of the rollout will be slowed.

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

The Office

Our executive office is located at 49/3 Tighina street 54, Chisinau, Moldova, MD-2001. Our telephone number is +373 621-150-42.

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

Our Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act

Our Company shall continue to be deemed an emerging growth company until the earliest of—

1.The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers, published by the Bureau of Labor Statistics, setting the threshold to the nearest $1,000,000) or more;

2.Its total annual gross revenues are $1.07 billion or more;

3.The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title’;

4.The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000 in non-convertible debt; or

5.The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240. 12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

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

Liquidity and capital resources

As of September 30, 2019, the Company had $92,229 in total assets. These assets are in cash of $114, prepaid expenses of $73, fixed assets of $1,411 and intangible assets of $90,631. As of June 30, 2019, the Company had $100,792 in total assets.

As of September 30, 2019, the Company had $91,915 in liabilities and an accumulated deficit of $35,201. As of June 30, 2019, the Company had $86,365 in liabilities and an accumulated deficit of $21,088.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months period ended September 30, 2019, net cash flows used in operating activities was $(18,898). Net cash used in operating activities for the three months period ended September 30, 2018, was $(2,923).

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months period ended September 30, 2019 net cash flows generated by financing activities was $18,600. Cash flows from financing activities for the three months period ended September 30, 2018, was $3,375.  Our financing activities are comprised of loans from our management.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

Results of Operations

For the three months period ended September 30, 2019 and 2018, the Company did not generate any revenue.

Our net losses for the three months ended September 30, 2019 and 2018 were $14,113 and $5,887, respectively.

OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2019 and 2018 were $14,113 and $5,887. The operating expenses for the three months ended September 30, 2019 included audit fees of $3,700; bank charges of $147; amortization and depreciation expense of $8,338; legal fees of $765; miscellaneous expense of $50; professional fees of $1,040; rent expense of $73. The operating expenses for the three months ended September 30, 2018 included audit fees of $3,000; bank charges of $138; depreciation expense of $99; legal fees of $2,500; miscellaneous expense of $15; rent expense of $135.

The increase in operation expenses is mainly due to the higher amortization expense, as the Company released its mobile application at the end of June 2019.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chisinau, Republic of Moldova on November 6, 2019.

KELINDA

By: /s/ Petru Afanasenco
Petru Afanasenco, President, director, principal executive officer, principal financial officer, principal accounting officer and controller