Form 10-Q
period 2019-12-31
KELINDA
filed 2020-02-04
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,950,500 common shares issued and outstanding as of January 30, 2020.

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

KELINDA
BALANCE SHEETS (Unaudited)
	December 31, 2019	June 30, 2019
ASSETS
Current Assets
Cash	$ 89	$ 412
Total Current Assets	89	412
Fixed Assets
Furniture and Equipment	1,969	1,969
Accumulated Depreciation	(657)	(459)
Total Fixed Assets	1,312	1,510
Intangible Assets
Application Development Costs	98,870	98,870
Accumulated Amortization	(16,478)	—
Total Intangible Assets	82,392	98,870
TOTAL ASSETS	$ 83,793	$ 100,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$ 19,100	$ 53,150
Related Party Loan	83,903	33,215
Total Current Liabilities	103,003	86,365
Total Liabilities	103,003	86,365
Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	27,565	27,565
Accumulated Deficit	(54,725)	(21,088)
Total Stockholders’ Equity (Deficit)	(19,210)	14,427
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$ 83,793	$ 100,792

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA
STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended December 31, 2019	Three months ended December 31, 2018	Six months ended December 31, 2019	Six months ended December 31, 2018

REVENUE:	$—	$—	$—	$—

EXPENSES:
General and Administrative Expenses	89	203	307	356
Amortization and Depreciation Expense	8,338	98	16,675	197
Professional Fees	10,938	2,065	16,444	7,565
Rent Expense	159	135	211	270
Total expenses	19,524	2,501	33,637	8,388

OTHER INCOME (EXPENSE):
Interest Income (Expense)	—	—	—	—
Total other income (expense)	—	—	—	—

Income (loss) before income taxes	$(19,524)	$(2,501)	$(33,637)	$(8,388)

Income tax expense	$—	$—	$—	$—

NET INCOME (LOSS)	$(19,524)	$(2,501)	$(33,637)	$(8,388)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,000,000	7,950,500	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2018	7,000,000	$7,000	$—	$(3,759)	$3,241

Net loss for three months	—	—	—	(5,887)	(5,887)

Balance as of September 30, 2018	7,000,000	$7,000	$—	$(9,646)	$(2,646)

Net loss for three months	—	—	—	(2,501)	(2,501)

Balance as of December 31, 2018	7,000,000	$7,000	$—	$(12,147)	$(5,147)

Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427

Net loss for three months	—	—	—	(14,113)	(14,113)

Balance as of September 30, 2019	7,950,500	$7,950	$27,565	$(35,201)	$314

Net loss for three months	—	—	—	(19,524)	(19,524)

Balance as of December 31, 2019	7,950,500	$7,950	$27,565	$(54,725)	$(19,210)

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA
STATEMENTS OF CASH FLOWS (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	Six months ended December 31, 2019	Six months ended December 31, 2018
Net Loss	$(33,637)	$(8,388)
Adjustments to reconcile Net Loss
to net cash used by operations:
Amortization and depreciation expense	16,676	197
Changes in operating assets and liabilities:
Prepaid expenses	—	1,000
Prepaid rent	—	(275)
Accounts payable	(34,050)	—
Net cash used by Operating Activities	(51,011)	(7,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	50,688	8,715
Net cash provided by Financing Activities	50,688	8,715

Net cash increase (decrease) for period	(323)	1,249

Cash at beginning of period	412	87

Cash at end of period	89	1,336

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

 KELINDA

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

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

The functional and reporting currency of the Company is the US dollar. The Company’s year-end is June 30.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through December 31, 2019. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six month period ended December 31, 2019. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended June 30, 2019. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $89 and $412 of cash as of December 31, 2019 and June 30, 2019, respectively, and no cash equivalents.

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

                                                                                                                                                                      8

 KELINDA

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

Application Development Costs

The Company follows the provisions of ASC 985, “Software,” which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2019 and June 30, 2019.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On March 19, 2018, the Company issued 4,000,000 founders’ shares of common stock to the President, Petru Afanasenco, and, on March 20, 2018, the Company issued 3,000,000 founders’shares of common stock to the Secretary, Andrei Afanasenco, for cash contributions of $4,000 and $3,000 at $0.001 per share, respectively.

During March 2019, the Company issued 195,000 shares of common stock for cash proceeds of $5,850 at $0.03 per share.

During April 2019, the Company issued 547,500 shares of common stock for cash proceeds of $16,425 at $0.03 per share.

During May 2019, the Company issued 208,000 shares of common stock for cash proceeds of $6,240 at $0.03 per share.

There were 7,950,500 shares of common stock issued and outstanding as of December 31, 2019 and June 30, 2019.

 KELINDA

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2019 and 2018, the President of the Company, Petru Afanasenco, loaned to the Company $44,888 and $0, respectively.

During the six months ended December 31, 2019 and 2018, the Company’s officer, Andrei Afanasenco, loaned to the Company $5,800 and $8,715, respectively.

As of December 31, 2019 and June 30, 2019, the balance due to the Company’s officers was $83,903 and $33,215 respectively. Petru and Andrei Afanasenco have formal commitments to loan funds of $50,000 and $40,000, respectively. These loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 21, 2019, the Company entered into a new rental agreement for use of an address, office facilities, IT and telecommunication systems, office equipment and secretarial services.  The contract is $73 per month and is entered into for a month to month-term.

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2019, the unamortized balance of the Application Development Costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $98,870.  During the six months ended December 31, 2019, the Company recorded amortization expense of $16,478, resulting in an unamortized balance of $82,392 at December 31, 2019. No impairment was recorded during the period, as the December 31, 2019 unamortized balance is deemed to be equal to the net realizable value. As of December 31, 2019, the total amount of accumulated amortization was $16,478.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2019, through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

DESCRIPTION OF BUSINESS

Our Company

Kelinda is a start-up company that was established in the state of Nevada on December 18, 2017. Its business plan is to create health-caring applications. Kelinda is both the name of the company and the first product that this company will be launching. All future products will be launched under this company but with different names to reflect the target market.  Our first project will offer free test panels to identify general health conditions and targeted diseases for both children and adults. Its main purpose will be to inform individuals when it is required for a person to visit certain doctors and get tested in order to prevent disease development on its earliest development stage. The App will synchronize with Google and Apple calendars, send notifications regarding pills-taking time, required tests or doctor appointments via the App and email. In the future, the revenue shall be generated from in-app subscriptions. As of today, we have developed terms of reference, design of our application, creation of an Apple store account and, currently find ourselves at the server and application development stage. It is anticipated that the app can be completed and operational in about 3 months, available on AppStore and PlayMarket. In the event that the full proceeds of the offering are not raised, the timing of the rollout will be slowed.

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

“Recommendations” general panels which should be held on a monthly/yearly/5-year/10-year basis by everyone as well as advised panels corresponding specified age and age group, sex and BMI of a user.

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

Liquidity and capital resources

As of December 31, 2019, the Company had $83,793 in total assets. These assets are in cash of $89, fixed assets of $1,312 and intangible assets of $82,392. As of June 30, 2019, the Company had $100,792 in total assets.

As of December 31, 2019, the Company had $103,003 in liabilities and an accumulated deficit of $54,725. As of June 30, 2019, the Company had $86,365 in liabilities and an accumulated deficit of $21,088.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months period ended December 31, 2019, net cash flows used in operating activities was $(51,011). Net cash used in operating activities for the six months period ended December 31, 2018, was $(7,466).

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months period ended December 31, 2019, net cash flows generated by financing activities was $50,688. Cash flows from financing activities for the six months period ended December 31, 2018, was $8,715.  Our financing activities are comprised of loans from our management.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

Results of Operations

For the three- and six-months period ended December 31, 2019 and 2018, the Company did not generate any revenue.

Our net losses for the six months ended December 31, 2019 and 2018 were $33,637 and $8,388, respectively.

OPERATING EXPENSES

Total operating expenses for the six months ended December 31, 2019 and 2018 were $33,637 and $8,388. The operating expenses for the six months ended December 31, 2019 included audit fees of $5,200; bank charges of $215; amortization and depreciation expense of $16,676; legal fees of $765; miscellaneous expense of $91; professional fees of $10,479; rent expense of $211. The operating expenses for the six months ended December 31, 2018 included audit fees of $4,500; bank charges of $341; depreciation expense of $197; legal fees of $3,065; miscellaneous expense of $15; rent expense of $270.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                                                                                                                                                    15

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chisinau, Republic of Moldova on February 4, 2020.

KELINDA

By: /s/ Petru Afanasenco
Petru Afanasenco, President, director, principal executive officer, principal financial officer, principal accounting officer and controller