Form 10-Q
period 2020-03-31
KELINDA
filed 2020-05-20
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-227350

KELINDA
(Exact name of registrant as specified in its charter)

Nevada	30-1023894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 34-3, Building 2, Diwang International Fortune Center, No. 10 Plaza Road, Liuzhou, Guangxi Province, China 545005
(Address of Principal Executive Offices, including zip code)

+86 772-3719700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 20, 2020, there were 7,950,500 shares of common stock, par value $0.001, of the Company issued and outstanding.

KELINDA

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KELINDA
CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current Assets
Cash	$—	$412
Total Current Assets	—	412
Fixed Assets
Furniture and Equipment	—	1,969
Accumulated Depreciation	—	(459)
Total Fixed Assets	—	1,510
Intangible Assets
Application Development Costs	—	98,870
TOTAL ASSETS	$—	$100,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$—	$53,150
Related Party Loan	—	33,215
Total Current Liabilities	—	86,365
Total Liabilities	—	86,365
Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	132,878	27,565
Accumulated Deficit	(140,828)	(21,088)
Total Stockholders’ Equity (Deficit)	—	14,427
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$100,792

The accompanying notes are an integral part of these unaudited financial statements.

KELINDA

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Nine months ended March 31, 2020	Nine months ended March 31, 2019

REVENUE:	$—	$—	$—	$—

EXPENSES:
General and Administrative Expenses	838	62	1,144	418
Amortization and Depreciation Expense	6,915	98	23,590	295
Professional Fees	1,561	924	18,005	8,489
Rent Expense	—	138	211	408
Total expenses	9,314	1,222	42,950	9,610

OTHER INCOME (EXPENSE):
Write-off of fixed assets and intangible assets	(76,790)	—	(76,790)	—
Total other income (expense)	(76,790)	—	(76,790)	—

Income (loss) before income taxes	$(86,104)	$(1,222)	$(119,740)	$(9,610)

Income tax expense	$—	$—	$—	$—

NET INCOME (LOSS)	$(86,104)	$(1,222)	$(119,740)	$(9,610)

Net loss per common share – basic & diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,008,667	7,950,500	7,002,847

The accompanying notes are an integral part of these condensed unaudited financial statements.

KELINDA

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2018	7,000,000	$7,000	$—	$(3,759)	$3,241
Net loss for three months	—	—	—	(5,887)	(5,887)
Balance as of September 30, 2018	7,000,000	$7,000	$—	$(9,646)	$(2,646)
Net loss for three months	—	—	—	(2,501)	(2,501)
Balance as of December 31, 2018	7,000,000	$7,000	$—	$(12,147)	$(5,147)
Net loss for three months	—	—	—	(1,222)	(1,222)
Issuance of shares for cash	195,000	195	5,655	—	5,850
Balance as of March 31, 2019	7,000,000	$7,000	$—	$(13,369)	$(519)

Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427
Net loss for three months	—	—	—	(14,133)	(14,133)
Balance as of September 30, 2019	7,950,500	$7,950	$27,565	$(35,221)	$294
Net loss for three months	—	—	—	(19,503)	(19,503)
Balance as of December 31, 2019	7,950,500	$7,950	$27,565	$(54,724)	$(19,209)
Net loss for three months	—	—	—	(86,104)	(86,104)
Forgiveness of related party loans	—	—	83,903	—	83,903
Contributions from shareholders	—	—	21,410	—	21,410
Balance as of March 31, 2020	7,950,500	$7,950	$132,878	$(140,796)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

KELINDA

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2020	Nine months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(119,740)	$(9,610)
Adjustments to reconcile net Loss
to net cash used by operations:
Amortization and depreciation expense	23,590	296
Write-off of fixed assets and intangible assets	76,790	—
Changes in operating assets and liabilities:
Prepaid expenses	—	862
Accounts payable	(53,150)	—
Net cash used by Operating Activities	(72,510)	(8,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	50,688	8,715
Proceeds from sale of common stock	—	5,850
Capital contributions	21,410	—
Net cash provided by Financing Activities	72,098	14,565

Net cash increase (decrease) for period	(412)	6,113

Cash at beginning of period	412	87

Cash at end of period	—	6,200

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash transaction – forgiveness of related party loan	$83,903	$—
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

KELINDA

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kelinda (the “Company,” “we,” “us” or “our”) was incorporated on December 18, 2017 in the State of Nevada. The Company specializes in application development with its first project being an application of the same name, Kelinda. It offers panels of various analyses with schedules and reminders about the necessity of visiting doctors sent through the application and emails, as well as storage of personal data (analyses and conclusions). Users may upload them at their discretion and exchange their personal data. Users who download the application can access the lists and data of another user upon receipt of an invitation from the latter. We offer free basic schedules and more serious panels to both adults and children in order to prevent development of numerous diseases. In addition, Kelinda offers drug-taking reminders for an even more effective use of the application. Revenue is to be generated by subscription-based access sales.

Pursuant to a Stock Purchase Agreement (the “Agreement”), entered into as of March 16, 2020, by and between Fuming Yang (the “Purchaser”) and Petru Afanasenco, Andrei Afanasenco and Yuriy Turchynskyy, as the representative of certain stockholders (collectively, the “Sellers”) of the Company, the Sellers sold an aggregate of 7,948,000 shares of common stock, par value $0.001 per share, of the Company to the Purchaser in consideration for an aggregate purchase price of $330,000 in cash from the Purchaser’s personal funds (the “Transaction”). Following consummation of the Transaction, the Purchaser holds approximately 99% of the issued and outstanding shares of common stock of the Company. The Transaction resulted in a change in control (“Change in Control”) of the Company from the Sellers to the Purchaser.

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to roll out the plan with a focus in the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi first. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in 2020 but its ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through March 31, 2020. The Company currently has limited working capital and has not established a source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital from its principal stockholder to fund operating expenses. The Company may also raise additional funds through equity and/or debt financing. However, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

The functional and reporting currency of the Company is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had nil and $412 cash as of March 31, 2020 and June 30, 2019, respectively.

Taxation

Current income taxes are provided on the basis of net profit for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of comprehensive income in the period of the enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

There were no current and future income tax provision recorded for the three and nine months ended March 31, 2020 and 2019 since the Company was a start-up company and did not generate any revenues in the these fiscal periods.

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

As a result of the Change in Control and change of the Company’s business, the capitalized intangible assets related to these application development costs will no longer be useful for the Company’s new business plans. Therefore, the carrying value of $75,526 of the intangible assets as at the date of the Change of Control, March 16, 2020, was fully written off and recorded in other expenses in the Statement of Operations.

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

As a result of the Change in Control and change of the Company’s business, the equipment fixed assets will no longer be useful for the Company’s new business plans. Therefore, the carrying value of $1,264 of the equipment as at the date of Change of Control, March 16, 2020, was fully written off and recorded in other expenses in the Statement of Operations.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2020 and June 30, 2019.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock, $0.001 par value per share, authorized. On March 19, 2018, the Company issued 4,000,000 shares of common stock to the former President, Petru Afanasenco, at a price of $0.001 per share for total cash consideration of $4,000. On March 20, 2018, the Company issued 3,000,000 shares of common stock to the former Secretary, Andrei Afanasenco, at $0.001 per share for cash consideration of $3,000.

During March 2019, the Company issued 195,000 shares of common stock for cash proceeds of $5,850 at $0.03 per share.

During April 2019, the Company issued 547,500 shares of common stock for cash proceeds of $16,425 at $0.03 per share.

During May 2019, the Company issued 208,000 shares of common stock for cash proceeds of $6,240 at $0.03 per share.

There were 7,950,500 shares of common stock issued and outstanding as of March 31, 2020.

On March 16, 2020, the Company’s two former major shareholders and officers, Petru Afanasenco and Andrei Afanasenco, forgave related party loans in the total amount of $83,903 that the Company owed to them. Therefore, the Company recorded the $83,903 forgiven loan as capital transactions in the three months ended March 31, 2020. (See Note 5 for details).

 During the three months ended March 31, 2020, the Company’s two former major shareholders and officers, Petru Afanasenco and Andrei Afanasenco, contributed a total of $21,410 capital contributions to support the Company’s working capital uses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Petru Afanasenco and Andrei Afanasenco had formal commitments to loan the Company funds of $50,000 and $40,000, respectively. These loans were unsecured, non-interest bearing and due on demand.

During the nine months ended March 31, 2020 and 2019, the former President of the Company, Petru Afanasenco, loaned the Company $44,888 and $0, respectively.

During the nine months ended March 31, 2020 and 2019, the Company’s former Treasurer/Secretary, Andrei Afanasenco, loaned the Company $5,800 and $8,715, respectively.

On March 16, 2020, in connection with the Change in Control, Petru Afanasenco and Andrei Afanasenco entered into debt forgiveness agreements pursuant to which the two related parties forgave loans in the total amount of $83,903 that the Company owed to them. These forgiven loans were treated as capital contributions from the Company’s related parties and therefore a total gain of $83,903 was recorded in equity.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 21, 2019, the Company entered into a new rental agreement for use of an address, office facilities, IT and telecommunication systems, office equipment and secretarial services.   The contract is $73 per month and is entered into for an unspecified term. As a result of the Change in Control, the Company is no longer using these virtual office secretarial services.

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2019, the unamortized balance of the intangible assets related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $98,870. During the nine months ended March 31, 2020, the Company recorded amortization expense of $23,344, resulting in an unamortized balance of $75,526 at March 16, 2020, before the Change in Control. As a result of the Change in Control, the carrying value of the intangible assets in the amount of $75,526 was fully written off.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2020, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kelinda. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available.

Overview

Kelinda is a start-up company that was formed in the State of Nevada on December 18, 2017 to create health related applications. The Company’s first project was to develop a mobile application (the “App”) to free test panels to identify general health conditions and targeted diseases for both children and adults. The main purpose is to inform individuals when it is required for a person to visit certain doctors and get tested in order to prevent disease development on its earliest development stage. The App synchronizes with Google and Apple calendars, sends notifications regarding pills-taking time, required tests or doctor appointments via the App and email. In the future, the revenue shall be generated from in-app subscriptions. Prior to the Change of Control as defined below, we had developed terms of reference, design of our application, creation of an Apple store account and currently find ourselves at the server and application development stage.

Pursuant to a Stock Purchase Agreement (the “Agreement”), entered into as of March 16, 2020, by and between Fuming Yang (the “Purchaser”) and Petru Afanasenco, Andrei Afanasenco and Yuriy Turchynskyy, as the representative of certain stockholders (collectively, the “Sellers”) of the Company, the Sellers sold an aggregate of 7,948,000 shares of common stock, par value $0.001 per share, of the Company to the Purchaser in consideration for an aggregate purchase price of $330,000 in cash from the Purchaser’s personal funds (the “Transaction”). Following consummation of the Transaction, the Purchaser holds approximately 99% of the issued and outstanding shares of common stock of the Company. The Transaction resulted in a change in control (“Change in Control”) of the Company from the Sellers to the Purchaser.

Following this Change in Control, the Company changed its business plan to engage in online business service in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to roll out the plan with a focus in the tier-3 and tie-4 cities in the provinces of Guangdong and Guangxi first. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in 2020 but its ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

Results of Operations

Revenue

For the three and nine months ended March 31, 2020 and 2019, the Company did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 and 2019 were $9,314 and $1,222, respectively. The operating expenses for the three months ended March 31, 2020 primarily included depreciation expense of $6,915 and professional fees of $1,561, whereas for the same period of 2019, the operating expenses primarily included professional fees of $924. The increase in 2020 was mainly due to the increases in depreciation expenses related to furniture and equipment and intangible assets and professional fees in fiscal 2020 due to the increase in business activities in our mobile App developments.

Total operating expenses for the nine months ended March 31, 2020 and 2019 were $42,950 and $9,610, respectively. The operating expenses for the nine months ended March 31, 2020 primarily included depreciation expense of $23,590 and professional fees of $18,005, whereas for the same period of 2019, the operating expenses primarily included professional fees of $8,489. The increase in 2020 was mainly due to the increases in depreciation expenses related to furniture and equipment and intangible assets and professional fees in fiscal 2020 due to the increase in business activities in our mobile App developments.

We also incurred other expenses of $76,790 for the three and nine months ended March 31, 2020 due to the write-off of our fixed assets and intangible assets as a result of the change of our business plans. For the same periods in 2019, other expenses were $nil as there were no such transactions.

Going Concern

The future of our company is dependent upon our ability to obtain financing to implement our new business plans and initiatives and our ability to generate positive net profits from our implementation of our business plans. Management has plans to seek additional capital funding through either equity financings or debt financings from its substantial shareholders, if necessary.

Liquidity and Capital Resources

As of March 31, 2020, the Company had no assets. As of June 30, 2019, the Company had $100,792 in total assets.

As of March 31, 2020, the Company had no liabilities and an accumulated deficit of $140,828. As of June 30, 2019, the Company had $86,365 in liabilities and an accumulated deficit of $21,088.

Cash Flows from Operating Activities

For the nine months ended March 31, 2020, net cash used in operating activities was $72,510 for the operations of the Company during the period, which is the result of: (i) net loss for the period of $119,740; (ii) adjustment of non-cash depreciation of $23,590; (iii) adjustment of non-cash write-off of fixed assets and intangible assets of $76,790; and (iv) change in accounts payable of $53,150.

Net cash used in operating activities for the nine months period ended March 31, 2019 was $8,452.

Cash Flows from Financing Activities

For the nine months ended December 31, 2019, net cash generated by financing activities was $72,098, including loan proceeds of $50,688 and shareholders’ capital contribution of $21,410. Cash flows from financing activities for the nine months period ended March 31, 2019 was $14,565, including loan proceeds of $8,715 and common stock sales of $5,850.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

 Material Commitments

On August 21, 2019, the Company entered into a new rental agreement for use of an address, office facilities, IT and telecommunication systems, office equipment and secretarial services.   The contract is $73 per month and is entered into for an unspecified term. As a result of the Change in Control, the Company is no longer using these virtual office secretarial services. Other than these lease, the Company does not have other commitments.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

•       Lack of proper segregation of duties; and

•       Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELINDA

Date: May 20, 2020		/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President. Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

