Form 10-K
period 2020-06-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2020-10-14
CIK 1741257

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-153575

BANGFU TECHNOLOGY GROUP CO., LTD.

(Exact name of registrant as specified in its charter)

Nevada	30-1023894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 34-3, Building 2, Diwang International Fortune Center, No. 10 Plaza Road Liuzhou, Guangxi Province, China	545005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 772-3719700

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold on the OTC markets as of December 31, 2019, was approximately $1,901,000.

As of October 9, 2020, there were 7,950,500 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of the services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for online business services in China;
●	our ability to continue as a going concern;
●	our future financing plans; and
●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in China and around the world).

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1.	BUSINESS

Overview

Bangfu Technology Group Co., Ltd. (the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related applications. The Company’s first project was to develop a mobile application (the “App”) to free test panels to identify general health conditions and targeted diseases for both children and adults. The main purpose of the App was to remind users of doctor’s appointments and examinations. The App synchronized with Google and Apple calendars and sent notifications regarding pills-taking time, required tests or doctor appointments via the App and email. We expected to generate revenue from in-app subscriptions. Prior to the Change of Control as defined below, we had developed terms of reference, design of our application, creation of an Apple store account and were at the server and application development stage.

Pursuant to a Stock Purchase Agreement (the “Agreement”), entered into as of March 16, 2020, by and between Fuming Yang (the “Purchaser”) and Petru Afanasenco, Andrei Afanasenco and Yuriy Turchynskyy, as the representative of certain stockholders (collectively, the “Sellers”) of the Company, the Sellers sold an aggregate of 7,948,000 shares of common stock, par value $0.001 per share, of the Company to the Purchaser in consideration for an aggregate purchase price of $330,000 in cash from the Purchaser’s personal funds (the “Transaction”). Following consummation of the Transaction, the Purchaser holds approximately 99% of the issued and outstanding shares of common stock of the Company. The Transaction resulted in a change in control (“Change in Control”) of the Company from the Sellers to the Purchaser. In connection with the Transaction, Petru Afanasenco, the President and director of the Company, and Andrei Afanasenco, the Secretary and Treasurer of the Company, both resigned from all of their director and officer positions with the Company, effective immediately upon the consummation of the Transaction.

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a change in the name of the Company from “Kelinda” to “Bangfu Technology Group Co., Ltd.”, effective upon filing. In connection with its name change, the Company’s ticker symbol on the OTC Pink Market was changed from “KLDA” to “BFGX.”

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to first roll out the plan with a focus on the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi in China. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in 2020 but its ability to execute on its business plans and initiatives will depend upon the development of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

From the Change of Control to the date of this Report, the Company has not commenced its planned business and presently has no business operations, revenues or assets and thus is and has been a “shell company” as defined by Rule 405 of the Securities Act of 1993, as amended (the “Securities Act”). The Company does not have an established timetable to implement our business plan, and until it does, the Company will remain a shell company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own or lease any property. Our principal executive offices are located at No. 34-3, Building 2, Diwang International Fortune Center, No. 10 Plaza Road, Liuzhou, Guangxi Province, China 545005.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “BFGX.” There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b)	Stockholders of Record

Based upon information furnished by our transfer agent, as of October 9, 2020, the Company had approximately four stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c)	Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our audited financial statements and the notes thereto, which are included elsewhere in this Report. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (the “U.S. GAAP”).

Overview

The Company was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related applications.

Following this Change in Control, the Company changed its business plan to engage in online business service in the People’s Republic of China.

Results of Operations

Revenue

For the years ended June 30, 2020 and 2019, the Company did not generate any revenue.

Operating Expenses

Total operating expenses for the years ended June 30, 2020 and 2019 were $52,150 and $17,329, respectively. The operating expenses for the year ended June 30, 2020 primarily included depreciation expense of $23,590 and professional fees of $26,005, whereas for the same period of 2019, the operating expenses primarily included professional fees of $12,004. The increase in 2020 was mainly due to the increases in depreciation expenses related to furniture and equipment and intangible assets and professional fees due to the increase in business activities in our mobile App developments.

We also incurred other expenses of $76,790 for the year ended June 30, 2020 due to the impairment of our fixed assets and intangible assets as a result of the Change of Control. For the same period in 2019, other expenses were nil as there were no such transactions.

Going Concern

The future of our company is dependent upon our ability to obtain financing to implement our new business plans and initiatives and our ability to generate positive net profits from implementation of our business plans. Management has plans to seek additional capital funding through either equity financings or debt financings from its principal stockholders to support its operations for the next twelve months. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Liquidity and Capital Resources

As of June 30, 2020, the Company had no assets. As of June 30, 2019, the Company had $100,792 in total assets.

As of June 30, 2020, the Company had no liabilities and an accumulated deficit of $150,028. As of June 30, 2019, the Company had $86,365 in liabilities and an accumulated deficit of $21,088.

Cash Flows from Operating Activities

For the year ended June 30, 2020, net cash used in operating activities was $81,710, which is the result of: (1) net loss for the year of $128,940; (2) an adjustment for amortization and depreciation of $23,590; (3) an adjustment for impairment of fixed assets and intangible assets of $76,790; and (4) adjustment for increase in accounts payable of $53,150.

Net cash provided by operating activities for the year ended June 30, 2019 was $38,565, which is the result of: (1) net loss for the year of $17,329; (2) adjustment for depreciation of 394; and (3) decrease in prepaid expense of $2,350; and (4) adjustment for increase in accounts payable of $53,150.

Cash Flows from Financing Activities

For the year ended June 30, 2020, net cash generated by financing activities was $81,298, including related party loan proceeds of $50,688 and stockholders’ capital contribution of $30,610. Net cash provided by financing activities for the year ended June 30, 2019 was $60,630, including related party loan proceeds of $32,115 and proceeds of $28,515 from sales of common stock.

Material commitments

We presently have no material commitments as of June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures. See Note 3 of our financial statements included in the Report.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bangfu Technology Group Co., Ltd.

Guangxi Province, China

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bangfu Technology Group Co., Ltd. (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

October 13, 2020

Bangfu Technology Group Co., Ltd. (Formerly Kelinda)
BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Current Assets
Cash	$—	$412
Total Current Assets	—	412
Fixed Assets
Furniture and Equipment	—	1,969
Accumulated Depreciation	—	(459)
Total Fixed Assets	—	1,510
Intangible Assets
Application Development Costs	—	98,870
Accumulated Amortization	—	—
Total Intangible Assets	—	98,870
TOTAL ASSETS	$—	$100,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$—	$53,150
Related Party Loan	—	33,215
Total Current Liabilities	—	86,365
Total Liabilities	—	86,365
Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	142,078	27,565
Accumulated Deficit	(150,028)	(21,088)
Total Stockholders’ Equity (Deficit)	—	14,427
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$100,792

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

(Formerly Kelinda)

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2020	Year Ended June 30, 2019

REVENUE:	$—	$—

EXPENSES:
Application development expenses	—	3,200
General and administrative expenses	2,555	1,731
Amortization and depreciation expense	23,590	394
Professional fees	26,005	12,004
Total operating expenses	52,150	17,329

OTHER INCOME (EXPENSE):
Impairment of fixed assets and intangible assets	(76,790)	—
Total other income (expense)	(76,790)	—

Income (loss) before income taxes	$(128,940)	$(17,329)

Income tax expense	$—	$—

NET INCOME (LOSS)	$(128,940)	$(17,329)

Net loss per common share – basic & diluted	$(0.02)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,178,585

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

(Formerly Kelinda)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2018	7,000,000	$7,000	$—	$(3,759)	$3,241
Net loss	—	—	—	(17,329)	(17,329)
Share issuance for cash	950,500	950	27,565	—	28,515
Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427

Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427
Net loss	—	—	—	(128,940)	(128,940)
Forgiveness of related party loans	—	—	83,903	—	83,903
Contributions from stockholders	—	—	30,610	—	30,610
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

(Formerly Kelinda)

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2020	Year Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(128,940)	$(17,329)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Amortization and depreciation expense	23,590	394
Impairment of fixed assets and intangible assets	76,790	—
Changes in operating assets and liabilities:
Prepaid expenses	—	2,350
Accounts payable	(53,150)	53,150
Net cash provided (used) by Operating Activities	(81,710)	38,565

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for application development costs	—	(98,870)
Net cash used by Investing Activities	—	(98,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	50,688	32,115
Proceeds from sale of common stock	—	28,515
Capital contributions	30,610	—
Net cash provided by Financing Activities	81,298	60,630

Net cash increase (decrease) for period	(412)	325

Cash at beginning of period	412	87

Cash at end of period	—	412

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash transaction – forgiveness of related party loan	$83,903	$—
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

(Formerly Kelinda)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2020 AND 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Bangfu Technology Group Co., Ltd. (the “Company”) was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017to create health related applications. The Company’s first project was to develop a mobile application (the “App”) to free test panels to identify general health conditions and targeted diseases for both children and adults. The main purpose of the App was to remind users for doctor’s appointments and examinations. The App synchronized with Google and Apple calendars and sent notifications regarding pills-taking time, required tests or doctor appointments via the App and email. The Company expected to generate revenue from in-app subscriptions. Prior to the Change of Control as defined below, the Company had developed terms of reference, design of the App, creation of an Apple store account and was at the server and application development stage.

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

On June 3, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a change in the name of the Company from “Kelinda” to “Bangfu Technology Group Co., Ltd.”, effective upon filing. In connection with its name change, the Company’s ticker symbol on the OTC Pink Market changed from “KLDA” to “BFGX.”

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (the “U.S. GAAP”), which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through June 30, 2020. The Company currently has limited working capital and has not established a source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with the U.S. GAAP.

The functional and reporting currency of the Company is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash as of June 30, 2020.

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

There were no current and future income tax provision recorded for the years ended June 30, 2020 and 2019 since the Company did not generate any revenues in these fiscal years.

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

As a result of the Change in Control and change of the Company’s business plans, the capitalized intangible assets related to these application development costs will no longer be useful for the Company’s new business plans. Therefore, the carrying value of $75,526 of the intangible assets as at the date of the Change of Control, March 16, 2020, was fully impaired and recorded in other expenses in the Statement of Operations.

Equipment

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method. We estimate that the useful life of equipment is 5 years Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment’s useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

During the year ended June 30, 2020, the Company recorded amortization expense of $246 for equipment. As a result of the Change in Control and change of the Company’s business, the equipment fixed assets will no longer be useful for the Company’s new business plans. Therefore, the carrying value of $1,264 of the equipment as at the date of Change of Control, March 16, 2020, was fully impaired and recorded in other expenses in the Statement of Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2020 and June 30, 2019.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. On March 19, 2018, the Company issued 4,000,000 shares of common stock to its former President, Petru Afanasenco, at a price of $0.001 per share for a total cash consideration of $4,000. On March 20, 2018, the Company issued 3,000,000 shares of common stock to its former Secretary, Andrei Afanasenco, at $0.001 per share for a cash consideration of $3,000.

During March 2019, the Company sold an aggregate of 195,000 shares of common stock at $0.03 per share for aggregate cash proceeds of $5,850.

During April 2019, the Company sold an aggregate of 547,500 shares of common stock at $0.03 per share for aggregate cash proceeds of $16,425.

During May 2019, the Company sold an aggregate of 208,000 shares of common stock at $0.03 per share for aggregate cash proceeds of $6,240.

There were 7,950,500 shares of common stock issued and outstanding as of June 30, 2020.

On March 16, 2020, the Company’s two major stockholders and officers, Petru Afanasenco and Andrei Afanasenco, forgave related party loans in the total amount of $83,903 that the Company owed to them. Therefore, the Company recorded the $83,903 forgiven loan as capital transactions in the year ended June 30, 2020. (See Note 5 for details).

During the year ended June 30, 2020, the Company’s former and current major stockholders and officers, Petru Afanasenco, Andrei Afanasenco and Fuming Yang, contributed a total of $30,610 in cash to support the Company’s working capital needs.

NOTE 5 – RELATED PARTY TRANSACTIONS

Petru Afanasenco and Andrei Afanasenco agreed to loan the Company funds in the amount of $50,000 and $40,000, respectively. These loans were unsecured, non-interest bearing and due on demand.

During the years ended June 30, 2020 and 2019, the former President of the Company, Petru Afanasenco, loaned the Company $44,888 and $22,400, respectively.

During the years ended June 30, 2020 and 2019, the Company’s former Treasurer and Secretary, Andrei Afanasenco, loaned the Company $5,800 and $9,715, respectively.

On March 16, 2020, in connection with the Change in Control, Petru Afanasenco and Andrei Afanasenco entered into debt forgiveness agreements pursuant to which the two related parties forgave loans in the total amount of $83,903 that the Company owed to them. These forgiven loans were treated as capital contributions from the Company’s related parties recorded in equity.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We presently have no material commitments and contingencies.

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2019, the unamortized balance of the intangible assets related to the purchase or internal development of software to be sold, leased, or otherwise marketed was $98,870. During the year ended June 30, 2020, the Company recorded amortization expense of $23,344, resulting in an unamortized balance of $75,526 at March 16, 2020, before the Change in Control. As a result of the Change in Control, the carrying value of the intangible assets in the amount of $75,526 was fully impaired.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2020, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2020: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and biography of our executive officer and director are as follows:

Name	Age	Position

Fuming Yang	37	Director, President, Treasurer and Secretary

Fuming Yang has been our sole officer and director since March 2020. Mr. Yang is the founder and has served as the Chief Executive Officer of Liuzhou Bangfu Technology Co., Ltd. (“Liuzhou Bangfu”), a company focusing on internet technology development, maintenance and services, since its inception in July 2018. Mr. Yang has been responsible for Liuzhou Bangfu’s overall strategic layout, personnel organization and brand operations. From June to December 2018, Mr. Yang served as a judge in the “Star Avenue” program of CCTV, being responsible for reviewing, analyzing and confirming the promotion of the players’ performance, and from December 2017 to May 2018, Mr. Yang was engaged in the overall planning of Liuzhou Radio and Television’s “Speak Out Your Dream” program, being responsible for program planning, stage effect design, contestants selection and event organization. Mr. Yang also previously served as the General Manager of Liuzhou Fu’anjia Network Technology Company from August 2013 to August 2019, Project Director at Guangxi Yingte Building Decoration Engineering Co., Ltd. from July 2009 to July 2013, Project Manager for the Guangxi Guichuan Construction Co., Ltd. from June 2004 to September 2008 and a Technician for Liuzhou Jindianzi Decoration Co., Ltd., a construction and internal design firm, from 2002 to May 2004. Mr. Yang graduated from the Anhui Vocational and Technical College of Architecture Design and Marketing.

Board of Directors and Committees

We do not have any independent directors. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange. Our board of directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any director, officer or affiliate of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

There are no current employment agreements between the Company and its officer. We have never paid any compensation to any of our executive officers or directors. Our officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of October 9, 2020 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

The business address of each person listed below is No. 34-3, Building 2, Diwang International Fortune Center, No. 10 Plaza Road, Liuzhou, Guangxi Province, China 545005.

	Number of	Percentage
	Shares	of Shares
Name and Address	Owned	Owned

5% Stockholders
Fuming Yang	7,948,000	99%
Directors and Officers
Fuming Yang	7,948,000	99%
All officer and director as a group	7,948,000	99%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2020 and 2019, the former President of the Company, Petru Afanasenco, loaned the Company $44,888 and $22,400, respectively.

During the years ended June 30, 2020 and 2019, the Company’s former Treasurer and Secretary, Andrei Afanasenco, loaned the Company $5,800 and $9,715, respectively.

On March 16, 2020, in connection with the Change in Control, Petru Afanasenco and Andrei Afanasenco entered into debt forgiveness agreements pursuant to which the two related parties forgave loans in the total amount of $83,903 that the Company owed to them. These forgiven loans were treated as capital contributions from the Company’s related parties and recorded in equity.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2020 and 2019.

Fee Category	Fiscal Year Ended June 30, 2020	Fiscal Year Ended June 30, 2019
Audit Fees (1)	$8,500	$8,200
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

Item 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the Commission on September 14, 2018.

3.2	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on June 8, 2020.

3.3	Bylaws, incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1, filed with the Commission on September 14, 2018.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bangfu Technology Group Co., Ltd.

Date: October 13, 2020	By:	/s/ Fuming Yang
Fuming Yang
President, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Fuming Yang	President, Treasurer, Secretary and director	October 13, 2020
Fuming Yang	(Principal Executive Officer, Principal Financial and Accounting Officer)