Form 10-Q
period 2020-09-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2020-11-13
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 7,950,500 shares of common stock, par value $0.001, of the Company issued and outstanding.

BANGFU TECHNOLOGY GROUP CO., LTD.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	June 30, 2020

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	159,828	142,078
Accumulated Deficit	(167,778)	(150,028)
Total Stockholders’ Equity (Deficit)	—	—
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019

REVENUE:	$—	$—

EXPENSES:
General and Administrative Expenses	17,750	14,113
Total expenses	17,750	14,113
Loss before income taxes	$(17,750)	$(14,113)

Income tax expense	$—	$—

NET LOSS	$(17,750)	$(14,113)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(17,750)	(17,750)
Contribution from a stockholder	—	—	17,750	—	17,750
Balance as of September 30, 2020	7,950,500	$7,950	$159,828	$(167,778)	$—

Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427
Net loss	—	—	—	(14,113)	(14,113)
Balance as of September 30, 2019	7,950,500	$7,950	$27,565	$(35,201)	$314

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,750)	$(14,113)
Adjustments to reconcile net loss to net cash used by operations:
Amortization and depreciation expense	—	8,338
Changes in operating assets and liabilities:
Prepaid rent	—	(73)
Accounts payable	—	(13,050)
Net cash used by Operating Activities	(17,750)	(18,898)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from a stockholder	17,750	—
Proceeds from related party loan	—	18,600
Net cash provided by Financing Activities	—	18,600

Net cash increase (decrease) for period	—	(298)

Cash at beginning of period	—	412

Cash at end of period	$—	$114

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through September 30, 2020. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

The functional and reporting currency of the Company is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of September 30, 2020 or June 30, 2020.

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

There were no current and future income tax provision recorded for the three months ended September 30, 2020 or 2019 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2020 or June 30, 2020.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the three months ended September 30, 2020 or 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020 and 2019, the former President of the Company, Petru Afanasenco, loaned to the Company nil and $15,750, respectively.

During the three months ended September 30, 2020 and 2019, the Company’s former Treasurer and Secretary, Andrei Afanasenco, loaned to the Company nil and $2,850, respectively.

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

During the three months ended September 30, 2020, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed $17,750 to the Company for working capital use.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2020, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statement notice

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2020 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (the “U.S. GAAP”).

Overview

The Company was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related applications.

Following a Change in Control on March 16, 2020, the Company changed its business plan to engage in online business service in the People’s Republic of China. The Company changed its name to Bangfu Technology Group Co., Ltd. on June 3, 2020 and its stock ticker to “BFGX”, effective June 8, 2020.

Results of Operations

Revenue

For the three months ended September 30, 2020 and 2019, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three months ended September 30, 2020 were $17,750, an increase of 26% as compared to operating expenses of $14,113 for the same period of 2019. The operating expenses for the three months ended September 30, 2020 primarily included audit expense, legal fees and professional fees , whereas for the same period of 2019, the operating expenses primarily included professional fees and depreciation expenses. The increase was primarily due to increase in legal expenses since the Company now engaged a legal counsel to assist with the Company’s periodic filings, whereas in 2019, there were no such similar services.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $17,750 for the three months ended September 30, 2020, as compared to a net loss of $14,113 for the three months ended September 30, 2019.

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had no assets, no liabilities and had an accumulated deficit of $167,778.

Cash Flows from Operating Activities

For the three months ended September 30, 2020, net cash used in operating activities was $17,750, which is due to the net loss for the period of $17,750.

For the three months ended September 30, 2019, net cash used in operating activities was $18,898, which is primarily the result of: (1) net loss for the period of $14,113; (2) adjustment for depreciation of $8,338; and (3) adjustment for decrease in accounts payable of $13,050.

Cash Flows from Financing Activities

For the three months ended September 30, 2020, net cash generated by financing activities was $17,750, which represented capital contribution from the Company’s principal stockholder to support the operations of the Company. For the three months ended September 30, 2019, net cash generated by financing activities was $18,600, which represented advances from related party to support the Company’s operations.

Material commitments

We had no material commitments as of September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures. See Note 3 of our interim financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: November 13, 2020	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President. Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)