Form 10-Q
period 2021-03-31
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2021-05-17
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 15, 2021, there were 7,950,500 shares of common stock, par value $0.001, of the Company issued and outstanding.

BANGFU TECHNOLOGY GROUP CO., LTD.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2021	June 30, 2020

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$2,957	$—
Total Current Liabilities	2,957	—
Total Liabilities	2,957	—

Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	178,328	142,078
Accumulated Deficit	(189,235)	(150,028)
Total Stockholders’ Equity (Deficit)	(2,957)	—
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2021	Nine months ended March 31, 2020
REVENUE:	$—	$—	$—	$—

EXPENSES:
Other expenses	—	76,790	—	76,790
General and administrative expenses	12,207	9,313	39,207	42,950
Total expenses	12,207	86,103	39,207	119,740
Loss before income taxes	$(12,207)	$(86,103)	$(39,207)	$(119,740)

Income tax expense	$—	$—	$—	$—

NET LOSS	$(12,207)	$(86,103)	$(39,207)	$(119,740)

Net loss per common share – basic & diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,950,500	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Nine months ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(39,207)	(39,207)
Contribution from a stockholder	—	—	36,250	—	36,250
Balance as of March 31, 2021	7,950,500	$7,950	$178,328	$(189,235)	$(2,957)

Three months ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	7,950,500	$7,950	$169,078	$(177,028)	$—
Net loss	—	—	—	(12,207)	(12,207)
Contribution from a stockholder	—	—	9,250	—	9,250
Balance as of March 31, 2021	7,950,500	$7,950	$178,328	$(189,235)	$(2,957)

Nine months ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427
Net loss	—	—	—	(119,740)	(119,740)
Forgiveness of related party loan	—	—	83,903	—	83,903
Contribution from shareholders	—	—	21,410	—	21,410
Balance as of March 31, 2020	7,950,500	$7,950	$132,878	$(140,828)	$—

Three months ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	7,950,500	$7,950	$27,565	$(54,725)	$(19,210)
Net loss	—	—	—	(86,103)	(86,103)
Forgiveness of related party loan	—	—	83,903	—	83,903
Contribution from shareholders	—	—	21,410	—	21,410
Balance as of March 31, 2020	7,950,500	$7,950	$132,878	$(140,828)	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31, 2021	Nine months ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(39,207)	$(119,740)
Adjustments to reconcile net loss to net cash used by operations:
Write-off of fixed assets and intangible assets	—	76,790
Amortization and depreciation expense	—	23,590
Changes in operating assets and liabilities:
Accounts payable	2,957	(53,150)
Net cash used by Operating Activities	(36,250)	(72,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from stockholders	36,250	21,410
Proceeds from related party loan	—	50,688
Net cash provided by Financing Activities	36,250	72,098

Net cash increase (decrease) for period	—	(412)

Cash at beginning of period	—	412

Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash investing and financing activities – forgiveness of related party loans	$—	$83,903

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through March 31, 2021. The Company currently has no working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of March 31, 2021 or June 30, 2020.

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

There were no current and future income tax provision recorded for the three and nine months ended March 31, 2021 or 2020 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2021 or June 30, 2020.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the nine months ended March 31, 2021 or 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2020, the former President of the Company, Petru Afanasenco, loaned to the Company $44,888 for working capital use. There were no related party transactions with the former President for the nine months ended March 31, 2021.

During the nine months ended March 31, 2020, the Company’s former Treasurer and Secretary, Andrei Afanasenco, loaned to the Company $5,800 for working capital use. There were no related party transactions with the former Treasurer and Secretary for the nine months ended March 31, 2021.

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

During the nine months ended March 31, 2020, the Company’s two major shareholders and officers, Petru Afanasenco and Andrei Afanasenco, contributed a total of $21,410 capital contributions to support the Company’s working capital uses. During the nine months ended March 31, 2021, the Company’s current principal stockholder and sole officer and director, Fuming Yang, contributed $36,250 to the Company for working capital use.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2021, through the date when financial statements were issued, and has determined that it does not have any material subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statement notice

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2020 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Results of Operations

Revenue

For the three and nine months ended March 31, 2021 and 2020, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $12,207 compared to operating expenses of $86,103 for the same period of 2020. Total operating expenses for the nine months ended March 31, 2021 were $39,207 compared to operating expenses of $119,740 for the same period of 2020. The operating expenses for the nine months of 2021 primarily included professional fees and filing fee, whereas for the same period of 2020, the operating expenses primarily included professional fees, filing fees, depreciation expenses and write-off of fixed assets and intangible assets. The decrease was primarily because there were no depreciation expenses and write-off of fixed assets and intangible assets for three and nine months ended March 31, 2021.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $12,207 and $39,207 for the three and nine months ended March 31, 2021, respectively, as compared to a net loss of $86,103 and $119,740 for the same period of 2020, respectively.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had no assets, had liabilities of $2,957 and had an accumulated deficit of $189,235.

Cash Flows from Operating Activities

For the nine months ended March 31, 2021, net cash used in operating activities was $36,250, which is due to: 1) net loss for the period of $39,207; and 2) adjustment for increase in accounts payable of $2,957.

For the nine months ended March 31, 2020, net cash used in operating activities was $72,510, which is the result of: (1) net loss for the period of $119,740; (2) adjustment for write-off of fixed assets and intangible assets of $76,790; and 3) adjustment for depreciation of $23,590; and (4) adjustment for decrease in accounts payable of $53,150.

Cash Flows from Financing Activities

For the nine months ended March 31, 2021, net cash generated by financing activities was $36,250, which represented capital contribution from the Company’s current principal stockholder to support the operations of the Company. For the nine months ended March 31, 2020, net cash generated by financing activities was $72,098, which represented loans advanced from former shareholders of $50,688 and equity contribution from former shareholders of $21,410 to support the Company’s operations.

Material commitments

We had no material commitments as of March 31, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: May 17, 2021	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President. Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)