Form 10-K
period 2021-06-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2021-09-28
CIK 1741257

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

As of September 24, 2021, there were 7,950,500 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

Overview

Bangfu Technology Group Co., Ltd. (the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related applications. The Company’s first project was to develop a mobile application (the “App”) for free test panels to identify general health conditions and targeted diseases for both children and adults. The main purpose of the App was to remind users of doctor’s appointments and examinations. The App synchronized with Google and Apple calendars and sent notifications regarding pills-taking time, required tests or doctor appointments via the App and email. We expected to generate revenue from in-app subscriptions. Prior to the Change of Control as defined below, we had developed terms of reference, design of our application, creation of an Apple store account and were at the server and application development stage.

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

1

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

Based upon information furnished by our transfer agent, as of September 24, 2021, the Company had three stockholders  of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c)	Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenue

For the years ended June 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

Total operating expenses for the years ended June 30, 2021 and 2020 were $49,093 and $52,150, respectively. The operating expenses for the year ended June 30, 2021 primarily included general and administrative expense of $9,093 and professional fees of $40,000, whereas for the same period of 2020, the operating expenses primarily included professional fees of $26,005, depreciation expenses of $23,590, of general and administrative expense of $2,555. The decrease in 2021 was mainly due to the decreases in depreciation expenses as there were no fixed assets in 2021. The decrease in depreciation expenses in 2021 were offset by the increase in professional fees in 2021.

We also incurred other expenses of $76,790 for the year ended June 30, 2020 due to the impairment of our fixed assets and intangible assets as a result of the Change of Control. For the same period in 2021, other expenses were nil as there were no such transactions.

2

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

Liquidity and Capital Resources

As of June 30, 2021 and 2020, the Company had no assets.

As of June 30, 2021 and 2020, the Company had liabilities of $3,407 (comprised solely of accounts payable) and $0, respectively, and accumulated deficit of $199,121 and $150,028, respectively.

Cash Flows from Operating Activities

For the year ended June 30, 2021, net cash used in operating activities was $45,686, which is the result of: (1) net loss for the year of $49,093; and (2) adjustment for increase in accounts payable of $3,407.

For the year ended June 30, 2020, net cash used in operating activities was $81,710, which is the result of: (1) net loss for the year of $128,940; (2) an adjustment for amortization and depreciation of $23,590; (3) an adjustment for impairment of fixed assets and intangible assets of $76,790; and (4) adjustment for decrease in accounts payable of $53,150.

 Cash Flows from Investing Activities

We had no cash flows from investing activities for the years ended June 30, 2021 and 2020.

Cash Flows from Financing Activities

For the year ended June 30, 2021, net cash generated by financing activities was $45,686, representing stockholders’ capital contributions to support the Company’s operations.

For the year ended June 30, 2020, net cash generated by financing activities was $81,298, including related party loan proceeds of $50,688 and stockholders’ capital contribution of $30,610.

Material commitments

We presently have no material commitments as of June 30, 2021.

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

3

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bangfu Technology Group Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bangfu Technology Group Co., Ltd. (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah
(a dba of Heaton & Company, PLLC)
Farmington, Utah
September 28, 2021

Bangfu Technology Group Co., Ltd.

BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$3,407	$—
Total Current Liabilities	3,407	—
Total Liabilities	3,407	—
Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	187,764	142,078
Accumulated Deficit	(199,121)	(150,028)
Total Stockholders’ Equity (Deficit)	(3,407)	—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2021	Year Ended June 30, 2019

REVENUE:	$—	$—

EXPENSES:
General and administrative expenses	9,093	2,555
Amortization and depreciation expense	—	23,590
Professional fees	40,000	26,005
Total operating expenses	49,093	52,150

OTHER INCOME (EXPENSE):
Impairment of fixed assets and intangible assets	—	(76,790)
Total other income (expense)	—	(76,790)

Loss before income taxes	$(49,093)	$(128,940)

Income tax expense	$—	$—

NET LOSS	$(49,093)	$(128,940)

Net loss per common share – basic & diluted	$(0.01)	$(0.02)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,950,500

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2019	7,950,500	$7,950	$27,565	$(21,088)	$14,427
Net loss	—	—	—	(128,940)	(128,940)
Forgiveness of related party loans	—	—	83,903	—	83,903
Contributions from stockholders	—	—	30,610	—	30,610
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(49,093)	(49,093)
Contributions from stockholders	—	—	45,686	—	45,686
Balance as of June 30, 2021	7,950,500	$7,950	$187,764	$(199,121)	$(3,407)

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2021	Year Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(49,093)	$(128,940)
Adjustments to reconcile net loss to net cash used by operations:
Amortization and depreciation expense	—	23,590
Impairment of fixed assets and intangible assets	—	76,790
Changes in operating assets and liabilities:
Accounts payable	3,407	(53,150)
Net cash used by Operating Activities	(45,686)	(81,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	—	50,688
Capital contributions	45,686	30,610
Net cash provided by Financing Activities	45,686	81,298

Net cash increase (decrease) for period	—	(412)

Cash at beginning of period	—	412

Cash at end of period	—	—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loans	$—	$83,903

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Bangfu Technology Group Co., Ltd. (the “Company”) was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related applications. The Company’s first project was to develop a mobile application (the “App”) for free test panels to identify general health conditions and targeted diseases for both children and adults. The main purpose of the App was to remind users of doctor’s appointments and examinations. The App synchronized with Google and Apple calendars and sent notifications regarding pills-taking time, required tests or doctor appointments via the App and email. The Company expected to generate revenue from in-app subscriptions. Prior to the Change of Control as defined below, the Company had developed terms of reference, design of the App, creation of an Apple store account and was at the server and application development stage.

Pursuant to a Stock Purchase Agreement (the “Agreement”), entered into as of March 16, 2020, by and between Fuming Yang (the “Purchaser”) and Petru Afanasenco, Andrei Afanasenco and Yuriy Turchynskyy, as the representative of certain stockholders (collectively, the “Sellers”) of the Company, the Sellers sold an aggregate of 7,948,000 shares of common stock, par value $0.001 per share, of the Company to the Purchaser in consideration for an aggregate purchase price of $330,000 in cash from the Purchaser’s personal funds (the “Transaction”). Following consummation of the Transaction, the Purchaser holds approximately 99% of the issued and outstanding shares of the Company’s common stock. The Transaction resulted in a change in control (“Change in Control”) of the Company from the Sellers to the Purchaser.

On June 3, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a change in the name of the Company from “Kelinda” to “Bangfu Technology Group Co., Ltd.”, effective upon filing. In connection with its name change, the Company’s ticker symbol on the OTC Pink Market changed from “KLDA” to “BFGX.”

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to roll out the plan with a focus on the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi first. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in the near future , but its ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with the United States generally accepted accounting principles (the “U.S. GAAP”), which contemplate the continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through June 30, 2021. In addition, the Company currently has limited working capital and has not established a source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash as of June 30, 2021.

Taxation

Current income taxes are provided on the basis of net income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the Statements of Operations in the period of the enactment of the change.

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

There were no current and future income tax provision recorded for the years ended June 30, 2021 and 2020 since the Company did not generate any revenues in these fiscal years.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2021 and June 30, 2020.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were 7,950,500 shares of common stock issued and outstanding as of June 30, 2021.

There were no issuances of common stock during the years ended June 30, 2021 and 2020.

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

During the year ended June 30, 2021, the Company’s current major shareholder, Fuming Yang, contributed a total of $45,686 in cash to support the Company’s working capital needs.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2020, the former officers of the Company, Petru Afanasenco and Andrei Afanasenco loaned to the Company a total of $50,688.

On March 16, 2020, in connection with the Change in Control, Petru Afanasenco and Andrei Afanasenco entered into debt forgiveness agreements pursuant to which the two related parties forgave loans in the total amount of $83,903 that the Company owed to them. These forgiven loans were treated as capital contributions from the Company’s related parties recorded in equity.

During the year ended June 30, 2021, the Company’s current major shareholder, Fuming Yang, contributed a total of $45,686 in cash to support the Company’s working capital needs.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We presently have no material commitments and contingencies.

NOTE 7 – INTANGIBLE ASSETS

During the year ended June 30, 2020, the Company recorded amortization expense of $23,344  , resulting in an unamortized balance of $75,526 at March 16, 2020, before the Change in Control. As a result of the Change in Control, the carrying value of the intangible assets in the amount of $75,526 was fully impaired.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2021, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2021: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and biography of our executive officer and director are as follows:

Name	Age	Position

Fuming Yang	38	Director, President, Treasurer and Secretary

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

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of September 24, 2021 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

During the year ended June 30, 2020, the former officers of the Company, Petru Afanasenco and Andrei Afanasenco loaned to the Company a total of $50,688.

On March 16, 2020, in connection with the Change in Control, Petru Afanasenco and Andrei Afanasenco entered into debt forgiveness agreements pursuant to which the two related parties forgave loans in the total amount of $83,903 that the Company owed to them. These forgiven loans were treated as capital contributions from the Company’s related parties recorded in equity.

During the year ended June 30, 2021, the Company’s current major shareholder, Fuming Yang, contributed a total of $45,686 in cash to support the Company’s working capital needs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2021 and 2020.

Fee Category	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Audit Fees (1)	$8,500	$8,500
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

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

Item 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the Commission on September 14, 2018.

3.2	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on June 8, 2020.

3.3	Bylaws, incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1, filed with the Commission on September 14, 2018.

4.1*	Description of Securities.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104.*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bangfu Technology Group Co., Ltd.

Date: September 28, 2021	By:	/s/ Fuming Yang
Fuming Yang
President, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Fuming Yang	President, Treasurer, Secretary and director	September 28, 2021
Fuming Yang	(Principal Executive Officer, Principal Financial and Accounting Officer)

