Form 10-Q
period 2021-09-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2021-11-15
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 7,950,500 shares of common stock, par value $0.001, of the Company issued and outstanding.

BANGFU TECHNOLOGY GROUP CO., LTD.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of the services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for online business services in China;
●	our ability to continue as a going concern;
●	our future financing plans; and
●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus pandemic in China and around the world).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	June 30, 2021

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$—	$3,407
Total Current Liabilities	—	3,407
Total Liabilities	—	3,407

Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	208,871	187,764
Accumulated Deficit	(216,821)	(199,121)
Total Stockholders’ Equity (Deficit)	—	(3,407)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020

REVENUE:	$—	$—

EXPENSES:
General and Administrative Expenses	17,700	17,750
Total operating expenses	17,700	17,750

Loss before income taxes	$(17,700)	$(17,750)

Income tax expense	$—	$—

NET LOSS	$(17,700)	$(17,750)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2021	7,950,500	$7,950	$187,764	$(199,121)	$(3,407)
Net loss	—	—	—	(17,700)	(17,700)
Contribution from stockholder	—	—	21,107	—	21,107
Balance as of September 30, 2021	7,950,500	$7,950	$208,871	$(216,821)	$—

Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(17,750)	(17,750)
Contribution from stockholder	—	—	17,750	—	17,750
Balance as of September 30, 2020	7,950,500	$7,950	$159,828	$(167,778)	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,700)	$(17,750)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable	(3,407)	—
Net cash used by Operating Activities	(21,107)	(17,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from a stockholder	21,107	17,750
Net cash provided by Financing Activities	21,107	17,750

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Bangfu Technology Group Co., Ltd. (the “Company”) was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related applications. The Company’s first project was to develop a mobile application (the “App”) to free test panels to identify general health conditions and targeted diseases for both children and adults. The main purpose of the App was to remind users of doctors appointments and examinations. The App synchronized with Google and Apple calendars and sent notifications regarding pills-taking time, required tests or doctor appointments via the App and email. The Company expected to generate revenue from in-app subscriptions. Prior to the Change of Control as defined below, the Company had developed terms of reference, design of the App, creation of an Apple store account and was at the server and application development stage.

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

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to roll out the plan with a focus in the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi first. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans but its ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through September 30, 2021. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2022. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

The functional and reporting currency of the Company is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of September 30, 2021 or June 30, 2021.

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

There were no current and future income tax provision recorded for the three months ended September 30, 2021 or 2020 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2021 or June 30, 2021.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the three months ended September 30, 2021 or 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021 and 2020, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed $21,107 and $17,750, respectively, to the Company for working capital use.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2021, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this Report and our audited financial statements included our Annual Report on Form 10-K for the year ended June 30, 2021 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (the “U.S. GAAP”).

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

Results of Operations

Revenue

For the three months ended September 30, 2021 and 2020, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three months ended September 30, 2021 were $17,700, consistent with the operating expenses of $17,750 for the same period of 2020. The Company’s operating expenses primarily included audit expense, legal fees, other professional fees and filing fees that are related to maintaining a publicly reporting company.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $17,700 for the three months ended September 30, 2021, as compared to a net loss of $17,750 for the three months ended September 30, 2020.

Going Concern

The future of the Company is dependent upon our ability to obtain financing to implement our new business plans and initiatives and our ability to generate positive net profits from implementation of our business plans. Management has plans to seek additional capital funding through either equity financings or debt financings from its principal stockholders to support its operations for the next twelve months. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Liquidity and Capital Resources

As of September 30, 2021, the Company had no assets, no liabilities and had an accumulated deficit of $216,821.

Cash Flows from Operating Activities

For the three months ended September 30, 2021, net cash used in operating activities was $21,107, which is due to the net loss for the period of $17,700 and change in accounts payable of $3,407.

For the three months ended September 30, 2020, net cash used in operating activities was $17,750, which is due to the net loss for the period of $17,750.

Cash Flows from Financing Activities

For the three months ended September 30, 2021 and 2020, net cash generated by financing activities was $21,107 and $17,750, respectively, which represented capital contribution from the Company’s principal stockholder to support the operations of the Company.

Material Commitments

We had no material commitments as of September 30, 2021.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal accounting and financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal accounting and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable.

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

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: November 15, 2021	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President. Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)