Form 10-Q
period 2021-12-31
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2022-02-22
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 22, 2022, there were 7,950,500 shares of common stock, par value $0.001, of the Company issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2021	June 30, 2021

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$450	$3,407
Total Current Liabilities	450	3,407
Total Liabilities	450	3,407

Stockholders’ Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	218,371	187,764
Accumulated Deficit	(226,771)	(199,121)
Total Stockholders’ Equity (Deficit)	(450)	(3,407)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
REVENUE:	$—	$—	$—	$—

EXPENSES:
General and Administrative Expenses	9,950	9,250	27,650	27,000
Total operating expenses	9,950	9,250	27,650	27,000

Loss before income taxes	$(9,950)	$(9,250)	$(27,650)	$(27,000)

Income tax expense	$—	$—	$—	$—

NET LOSS	$(9,950)	$(9,250)	$(27,650)	$(27,000)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,950,500	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Six Months Ended December 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2021	7,950,500	$7,950	$187,764	$(199,121)	$(3,407)
Net loss	—	—	—	(27,650)	(27,650)
Contribution from a stockholder	—	—	30,607	—	30,607
Balance as of December 31, 2021	7,950,500	$7,950	$218,371	$(226,771)	$(450)

Three Months Ended December 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2021	7,950,500	$7,950	$208,871	$(216,821)	$—
Net loss	—	—	—	(9,950)	(9,950)
Contribution from a stockholder	—	—	9,500	—	9,500
Balance as of December 31, 2021	7,950,500	$7,950	$218,371	$(226,771)	$(450)

Six Months Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(27,000)	(27,000)
Contribution from a stockholder	—	—	27,000	—	27,000
Balance as of December 31, 2020	7,950,500	$7,950	$169,078	$(177,028)	$—

Three Months Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2020	7,950,500	$7,950	$159,828	$(167,778)	$—
Net loss	—	—	—	(9,250)	(9,250)
Contribution from a stockholder	—	—	9,250	—	9,250
Balance as of December 31, 2020	7,950,500	$7,950	$169,078	$(177,028)	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,650)	$(27,000)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable	(2,957)	—
Net cash used by Operating Activities	(30,607)	(27,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from a stockholder	30,607	27,000
Net cash provided by Financing Activities	30,607	27,000

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Bangfu Technology Group Co., Ltd. (the “Company”) was incorporated under the name “Kelinda” in the state of Nevada on December 18, 2017 to create health related mobile applications. The Company’s first project was to develop a mobile application (the “App”) to free test panels to identify general health conditions and target diseases for both children and adults. The main purpose of the App was to remind users of doctors’ appointments and examinations. The App synchronized with Google and Apple calendars and sent notifications regarding pills-taking time, required tests or doctor appointments via the App and email. The Company expected to generate revenue from in-app subscriptions. Prior to the Change of Control as defined below, the Company had developed terms of reference, design of the App, creation of an Apple store account and was at the server and application development stage.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through December 31, 2021. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of December 31, 2021 or June 30, 2021.

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

There were no current and future income tax provision recorded for the three and six months ended December 31, 2021 or 2020 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2021 or June 30, 2021.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the six months ended December 31, 2021 or 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2021 and 2020, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed $30,607 and $27,000, respectively, to the Company for working capital use.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2021, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Revenue

For the three and six months ended December 31, 2021 and 2020, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three months ended December 31, 2021 were $9,950, consistent with the operating expenses of $9,250 for the same period of 2020. The Company’s operating expenses primarily included audit expense, legal fees, other professional fees and filing fees that are related to maintaining a publicly reporting company.

Total operating expenses for the six months ended December 31, 2021 were $27,650, consistent with the operating expenses of $27,000 for the same period of 2020.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $9,950 and $27,650 for the three and six months ended December 31, 2021, respectively, as compared to a net loss of $9,250 and $27,000 for the same periods of 2020, respectively.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had no assets, $450 in current liabilities and an accumulated deficit of $226,771.

Cash Flows from Operating Activities

For the six months ended December 31, 2021, net cash used in operating activities was $30,607, which is due to the net loss for the period of $27,650 and change in accounts payable of $2,957.

For the six months ended December 31, 2020, net cash used in operating activities was $27,000, which is due to the net loss for the period of $27,000.

Cash Flows from Financing Activities

For the six months ended December 31, 2021 and 2020, net cash generated by financing activities was $30,607 and $27,000, respectively, which represented capital contribution from the Company’s principal stockholder to support the operations of the Company.

Material Commitments

We had no material commitments as of December 31, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal accounting and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: February 22, 2022	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

