Form 10-Q
period 2022-03-31
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2022-05-16
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May [   ], 2022, there were 7,950,500  shares of common stock, par value $0.001, of the Company issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	June 30, 2021

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$450	$3,407
Total Current Liabilities	450	3,407
Total Liabilities	450	3,407

Stockholders’ Deficit
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	228,321	187,764
Accumulated Deficit	(236,721)	(199,121)
Total Stockholders’ Deficit	(450)	(3,407)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
REVENUE:	$—	$—	$—	$—

EXPENSES:
General and Administrative Expenses	9,950	12,207	37,600	39,207
Total operating expenses	9,950	12,207	37,600	39,207

Loss before income taxes	$(9,950)	$(12,207)	$(37,600)	$(39,207)

Income tax expense	$—	$—	$—	$—

NET LOSS	$(9,950)	$(12,207)	$(37,600)	$(39,207)

Net loss per common share – basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding – basic & diluted	7,950,500	7,950,500	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021	7,950,500	$7,950	$187,764	$(199,121)	$(3,407)
Net loss	—	—	—	(37,600)	(37,600)
Contribution from a stockholder	—	—	40,557	—	40,557
Balance as of March 31, 2022	7,950,500	$7,950	$228,321	$(236,721)	$(450)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,950,500	$7,950	$218,371	$(226,771)	$(450)
Net loss	—	—	—	(9,950)	(9,950)
Contribution from a stockholder	—	—	9,950	—	9,950
Balance as of March 31, 2022	7,950,500	$7,950	$228,321	$(236,721)	$(450)

Nine Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(39,207)	(39,207)
Contribution from a stockholder	—	—	36,250	—	27,000
Balance as of March 31, 2021	7,950,500	$7,950	$178,328	$(189,235)	$(2,957)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	7,950,500	$7,950	$169,078	$(177,028)	$—
Net loss	—	—	—	(12,207)	(12,207)
Contribution from a stockholder	—	—	9,250	—	9,250
Balance as of March 31, 2021	7,950,500	$7,950	$178,328	$(189,235)	$(2,957)

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,600)	$(39,207)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable	(2,957)	2,957
Net cash used by Operating Activities	(40,557)	(36,250)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from a stockholder	40,557	36,250
Net cash provided by Financing Activities	40,557	36,250

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through March 31, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of March 31, 2022 or June 30, 2021.

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

There were no current and future income tax provision recorded for the three and nine months ended March 31, 2022 or 2021 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding for the three and nine months ended March 31, 2022 and 2021.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the nine months ended March 31, 2022 or 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2022 and 2021, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed $40,557 and $36,250, respectively, to the Company for working capital use.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2022, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Revenue

For the three and nine months ended March 31, 2022 and 2021, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 were $9,950, consistent with the operating expenses of $12,207 for the same period of 2021. The Company’s operating expenses primarily included audit expense, legal fees, other professional fees and filing fees that are related to maintaining a publicly reporting company.

Total operating expenses for the nine months ended March 31, 2022 were $37,600, consistent with the operating expenses of $39,207 for the same period of 2021.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $9,950 and $37,600 for the three and nine months ended March 31, 2022, respectively, as compared to a net loss of $12,207 and $39,207 for the same periods of 2021, respectively.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had no assets, $450 in current liabilities and an accumulated deficit of $236,721.

Cash Flows from Operating Activities

For the nine months ended March 31, 2022, net cash used in operating activities was $40,557, which is due to the net loss for the period of $37,600 and a decrease in change in accounts payable of $2,957.

For the nine months ended March 31, 2021, net cash used in operating activities was $36,250, which is due to the net loss for the period of $39,207 and an increase in change in accounts payable of $2,957.

Cash Flows from Financing Activities

For the nine months ended March 31, 2022 and 2021, net cash generated by financing activities was $40,557 and $36,250, respectively, which represented capital contribution from the Company’s principal stockholder to support the operations of the Company.

Material Commitments

We had no material commitments as of March 31, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal accounting and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: May [ ], 2022	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)