Form 10-K
period 2022-06-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2022-10-07
CIK 1741257

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold on the OTC markets as of December 31, 2021, was approximately $30,000. The trading of the registrant’s common stock has been sporadic and the price of common stock as of December 31, 2021 remained the same as of August 18, 2021 when the common stock was last traded.

As of September 30, 2022, there were 7,950,500 shares of common stock issued and outstanding at a par value of $0.001 per share.

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

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to first roll out the plan with a focus on the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi in China. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in the near term but its ability to execute on its business plans and initiatives will depend upon the development of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

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

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “BFGX.” There has been sporadic trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b)	Stockholders of Record

Based upon information furnished by our transfer agent, as of September 30, 2022, the Company had approximately three stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

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

Following the Change in Control, the Company changed its business plan to engage in online business service in the People’s Republic of China.

Results of Operations

Revenue

For the years ended June 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

Total operating expenses for the years ended June 30, 2022 and 2021 were $48,000 and $49,093, respectively. The operating expenses for the year ended June 30, 2022 primarily included general and administrative expense of $7,250 and professional fees of $40,750, whereas for the same period of 2021, the operating expenses primarily included general and administrative expense of $9,093 and professional fees of $40,000. The decrease in 2022 was mainly due to the decrease in general and administrative expenses as there were less transfer agent fees.

2

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

Liquidity and Capital Resources

As of June 30, 2022 and 2021, the Company had no assets.

As of June 30, 2022 and 2021, the Company had liabilities of $1,350 and $3,407 respectively; and accumulated deficit of $247,121 and $199,121 respectively.

Cash Flows from Operating Activities

For the year ended June 30, 2022, net cash used in operating activities was $50,057, which is the result of: (1) net loss for the year of $48,000; and (2) adjustment for decrease in accounts payable of $2,057.

For the year ended June 30, 2021, net cash used in operating activities was $45,686, which is the result of: (1) net loss for the year of $49,093; and (2) adjustment for increase in accounts payable of $3,407.

Cash Flows from Financing Activities

For the year ended June 30, 2022, net cash provided by financing activities was $50,057, all of which were stockholders’ capital contributions to support the Company’s operations.

For the year ended June 30, 2021, net cash provided by financing activities was $45,68 6, all of which were stockholders’ capital contributions to support the Company’s operations.

Material commitments

We had no material commitments as of June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bangfu Technology Group Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bangfu Technology Group Co., Ltd. (the “Company”) as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah
(a dba of Heaton & Company, PLLC)
Farmington, Utah
October 6, 2022

Bangfu Technology Group Co., Ltd.

BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,350	$3,407
Total Current Liabilities	1,350	3,407
Total Liabilities	1,350	3,407
Stockholders’ Deficit
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	237,821	187,764
Accumulated Deficit	(247,121)	(199,121)
Total Stockholders’ Deficit	(1,350)	(3,407)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2022	Year Ended June 30, 2021

REVENUE:	$—	$—

EXPENSES:
General and administrative expenses	48,000	49,093
Total operating expenses	48,000	49,093

Loss before income taxes	$(48,000)	$(49,093)

Income tax expense	$—	$—

NET LOSS	$(48,000)	$(49,093)

Net loss per common share basic & diluted	$(0.01)	$(0.01)

Weighted average of common shares outstanding basic & diluted	7,950,500	7,950,500

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended June 30, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of June 30, 2020	7,950,500	$7,950	$142,078	$(150,028)	$—
Net loss	—	—	—	(49,093)	(49,093)
Contributions from stockholders	—	—	45,686	—	45,686
Balance as of June 30, 2021	7,950,500	$7,950	$187,764	$(199,121)	$(3,407)
Net loss	—	—	—	(48,000)	(48,000)
Contributions from stockholders	—	—	50,057	—	50,057
Balance as of June 30, 2022	7,950,500	$7,950	$237,821	$(247,121)	$(1,350)

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2022	Year Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,000)	$(49,093)
Changes in operating assets and liabilities:
Accounts payable	(2,057)	3,407
Net cash used by Operating Activities	(50,057)	(45,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	50,057	45,686
Net cash provided by Financing Activities	50,057	45,686

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	—	—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

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

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to roll out the plan with a focus in the tier-3 and tie-4 cities in the provinces of Guangdong and Guangxi first. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in the near future but its ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective various governments and oversight bodies in China.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (the “U.S. GAAP”), which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through June 30, 2022. The Company currently has limited working capital and has not established a source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. GAAP. The functional and reporting currency of the Company is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash as of June 30, 2022 or 2021.

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

There were no current and future income tax provision recorded for the years ended June 30, 2022 and 2021 since the Company did not generate any revenues in these fiscal years.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2022 and June 30, 2021.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

 NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were 7,950,500 shares of common stock issued and outstanding as of June 30, 2022.

There were no issuances of common stock during the years ended June 30, 2022 and 2021.

During the year ended June 30, 2021, the Company current major shareholder, Fuming Yang, contributed a total of $45,686 in cash to support the Company’s working capital needs.

During the year ended June 30, 2022, the Company current major shareholder, Fuming Yang, contributed a total of $50,057 in cash to support the Company’s working capital needs.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the capital contributions as disclosed in Note 4 above, there were no other related party transactions during the years ended June 30, 2022 and 2021.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have no commitments and contingencies as of June 30, 2022 or 2021.

NOTE 7 – INCOME TAXES

The provision for federal income tax consists of the following:

	June 30, 2022	June 30, 2021
	US$	US$
Income tax rate	21%	21%
Income tax benefit	10,080	10,310
Change in valuation allowance	(10,080)	(10,310)
Net provision for income taxes	—	—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2022	June 30, 2021
	US$	US$
Deferred income tax assets:
Net operating loss carryover	51,895	41,815
Less: valuation allowance	(51,895)	(41,815)
Net deferred income tax assets	—	—

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2022, through the date when these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2022  : (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and biography of our executive officer and director are as follows:

Name	Age	Position

Fuming Yang	40	Director, President, Treasurer and Secretary

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

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of September 30, 2022 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

During the year ended June 30, 2021, the Company current major shareholder, Fuming Yang, contributed a total of $45,686 in cash to support the Company’s working capital needs.

During the year ended June 30, 2022, the Company current major shareholder, Fuming Yang, contributed a total of $50,057 in cash to support the Company’s working capital needs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2022 and 2021.

Fee Category	Fiscal Year Ended June 30, 2022	Fiscal Year Ended June 30, 2021
Audit Fees (1)	$9,250	$8,500
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

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

Bangfu Technology Group Co., Ltd.

Date: October 7, 2022	By:	/s/ Fuming Yang
Fuming Yang
President, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Fuming Yang	President, Treasurer, Secretary and director	October 7, 2022
Fuming Yang	(Principal Executive Officer, Principal Financial and Accounting Officer)

