Form 10-K
period 2023-06-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2023-10-13
CIK 1741257

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold on the OTC markets as of August 18, 2021, was approximately $30,000. There has been no trading of the registrant’s common stock since August 18, 2021.

As of October 12, 2023, there were 7,950,500 shares of common stock issued and outstanding at a par value of $0.001 per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of the services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for online business services in China;
●	our ability to continue as a going concern;
●	our future financing plans; and
●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the aftermath of the Covid-19 pandemic in China and around the world).

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

1

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to first roll out the plan with a focus on the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi in China. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in the near term.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Not applicable.

ITEM 2.	PROPERTIES

We do not own or lease any property. Our principal executive offices are located at No. 34-3, Building 2, Diwang International Fortune Center, No. 10 Plaza Road, Liuzhou, Guangxi Province, China 545005.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

2

PART II

ITEM 5.	MARKET FOR REGISTRANlT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “BFGX.” There has been sporadic trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b)	Stockholders of Record

Based upon information furnished by our transfer agent, as of October 12, 2023, the Company had approximately three stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c)	Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

(e)	Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenue

For the years ended June 30, 2023 and 2022, the Company did not generate any revenue.

Operating Expenses

Total operating expenses for the years ended June 30, 2023 and 2022 were $49,800 and $48,000, respectively. The operating expenses for the year ended June 30, 2023 primarily included general and administrative expense of $8,550 and professional fees of $41,250, whereas for the same period of 2022, the operating expenses primarily included general and administrative expense of $7,250 and professional fees of $40,750. The increase in 2023 was mainly due to the increase in general and administrative expenses as there were higher filing fees.

Net Loss

As a result of the foregoing, our net loss was $49,800 and $48,000, respectively, for the years ended June 30, 2023 and 2022.

4

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

Liquidity and Capital Resources

As of June 30, 2023 and 2022, the Company had no assets.

As of June 30, 2023 and 2022, the Company had liabilities of $2,250 and $1,350, respectively and accumulated deficit of $296,921 and $247,121, respectively.

Cash Flows from Operating Activities

For the year ended June 30, 2023, net cash used in operating activities was $48,700, which is the result of: (1) net loss for the year of $49,800; and (2) adjustment for increase in accounts payable of $1,100.

For the year ended June 30, 2022, net cash used in operating activities was $50,057, which is the result of: (1) net loss for the year of $48,000; and (2) adjustment for decrease in accounts payable of $2,057.

Cash Flows from Financing Activities

For the year ended June 30, 2023, net cash provided by financing activities was $48,700, all of which were stockholders’ capital contributions to support the Company’s operations.

For the year ended June 30, 2022, net cash provided by financing activities was $50,057, all of which were stockholders’ capital contributions to support the Company’s operations.

5

Material commitments

We had no material commitments as of June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTIONS

Not applicable.

6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bangfu Technology Group Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bangfu Technology Group Co., Ltd. (the “Company”) as of June 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah
(a dba of Heaton & Company, PLLC)
Farmington, Utah
October 13, 2023

Bangfu Technology Group Co., Ltd.

BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$2,450	$1,350
Total Current Liabilities	2,450	1,350
Total Liabilities	2,450	1,350
Stockholders’ Deficit
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	286,521	237,821
Accumulated Deficit	(296,921)	(247,121)
Total Stockholders’ Deficit	(2,450)	(1,350)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2023	Year Ended June 30, 2022

REVENUE:	$—	$—

EXPENSES:
General and administrative expenses	49,800	48,000
Total operating expenses	$49,800	$48,000

Loss before income taxes	$(49,800)	$(48,000)

Income tax expense	—	—

NET LOSS	$(49,800)	$(48,000)

Net loss per common share basic & diluted	$(0.01)	$(0.01)

Weighted average of common shares outstanding basic & diluted	7,950,500	7,950,500

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of June 30, 2021	7,950,500	$7,950	$187,764	$(199,121)	$(3,407)
Net loss	—	—	—	(48,000)	(48,000)
Contributions from stockholders	—	—	50,057	—	50,057
Balance as of June 30, 2022	7,950,500	$7,950	$237,821	$(247,121)	$(1,350)
Net loss	—	—	—	(49,800)	(49,800)
Contributions from stockholders	—	—	48,700	—	48,700
Balance as of June 30, 2023	7,950,500	$7,950	$286,521	$(296,921)	$(2,450)

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2023	Year Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(49,800)	$(48,000)
Changes in operating assets and liabilities:
Accounts payable	(1,100)	(2,057)
Net cash used by Operating Activities	(48,700)	(50,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	48,700	50,057
Net cash provided by Financing Activities	48,700	50,057

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	—	—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Bangfu Technology Group Co., Ltd.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (the “U.S. GAAP”), which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through June 30, 2023. The Company currently has limited working capital and has not established a source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash as of June 30, 2023 or 2022.

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

There were no current and future income tax provision recorded for the years ended June 30, 2023 and 2022 since the Company did not generate any revenues in these fiscal years.

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

Basic Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2023 or 2022.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

 NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were 7,950,500 shares of common stock issued and outstanding as of June 30, 2023.

There were no issuances of common stock during the years ended June 30, 2023 and 2022.

During the year ended June 30, 2023, the Company’s current major stockholder, Fuming Yang, contributed a total of $48,700 in cash to support the Company’s working capital needs.

During the year ended June 30, 2022, the Company’s current major stockholder, Fuming Yang, contributed a total of $50,057 in cash to support the Company’s working capital needs.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the capital contributions as disclosed in Note 4 above, there were no other related party transactions during the years ended June 30, 2023 and 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments or contingencies as of June 30, 2023 or 2022.

NOTE 7 – INCOME TAXES

The provision for federal income tax consists of the following:

	June 30, 2023	June 30, 2022
	US$	US$
Income tax rate	21%	21%
Income tax benefit	10,458	10,080
Change in valuation allowance	(10,458)	(10,080)
Net provision for income taxes	—	—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2023	June 30, 2022
	US$	US$
Deferred income tax assets:
Net operating loss carryover	62,353	51,895
Less: valuation allowance	(62,353)	(51,895)
Net deferred income tax assets	—	—

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2023, through the date when these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2023: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and biography of our executive officer and director are as follows:

Name	Age	Position

Fuming Yang	41	Director, President, Treasurer and Secretary

Fuming Yang has been our sole officer and director since March 2020. Mr. Yang is the founder and has served as the Chief Executive Officer of Liuzhou Bangfu Technology Co., Ltd. (“Liuzhou Bangfu”), a company focusing on internet technology development, maintenance and services, since its inception in July 2018. Mr. Yang has been responsible for Liuzhou Bangfu’s overall strategic layout, personnel organization and brand operations. From June to December 2018, Mr. Yang served as a judge in the “Star Avenue” program of CCTV, being responsible for reviewing, analyzing and confirming the promotion of the players’ performance, and from December 2017 to May 2018, Mr. Yang was engaged in the overall planning of Liuzhou Radio and Television’s “Speak Out Your Dream” program, being responsible for program planning, stage effect design, contestants selection and event organization. Mr. Yang also previously served as the General Manager of Liuzhou Fu’anjia Network Technology Company from August 2013 to August 2019, Project Director at Guangxi Yingte Building Decoration Engineering Co., Ltd. from July 2009 to July 2013, Project Manager for the Guangxi Guichuan Construction Co., Ltd. from June 2004 to September 2008 and a Technician for Liuzhou Jindianzi Decoration Co., Ltd., a construction and internal design firm, from 2002 to May 2004. Mr. Yang graduated from Anhui Vocational and Technical College of Architecture Design and Marketing and Pan-American University of Costa Rica with a Master of Business Administration.

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

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of October 12, 2023  by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

Related Party Transactions

During the year ended June 30, 2023, the Company’s current major stockholder, Fuming Yang, contributed a total of $48,700 in cash to support the Company’s working capital needs.

During the year ended June 30, 2022, the Company’s current major stockholder, Fuming Yang, contributed a total of $50,057 in cash to support the Company’s working capital needs.

Review, Approval or Ratification of Transactions with Related Persons

We have not established any policies on the review and approval of related party transactions. Our board of directors reviews and approves transactions with related persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2023 and 2022.

Fee Category	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
Audit Fees (1)	$9,750	$9,250
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

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

Item 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the Commission on September 14, 2018.

3.2	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on June 8, 2020.

3.3	Bylaws, incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1, filed with the Commission on September 14, 2018.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bangfu Technology Group Co., Ltd.

Date: October 13, 2023	By:	/s/ Fuming Yang
Fuming Yang
President, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Fuming Yang	President, Treasurer, Secretary and director	October 13, 2023
Fuming Yang	(Principal Executive Officer, Principal Financial and Accounting Officer)

13