Form 10-Q
period 2023-09-30
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2023-11-20
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 7,950,500 shares of common stock, par value $0.001 per share, of the Company issued and outstanding.

BANGFU TECHNOLOGY GROUP CO., LTD.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of the services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for online business services in China;
●	our ability to continue as a going concern;
●	our future financing plans; and
●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the aftermath of the COIVD-19 in China and around the world).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2023	June 30, 2023

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$22,918	$2,450
Total Current Liabilities	22,918	2,450
Total Liabilities	22,918	2,450

Stockholders’ Deficit
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	286,521	286,521
Accumulated Deficit	(317,389)	(296,921)
Total Stockholders’ Deficit	(22,918)	(2,450)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

REVENUE:	$—	$—

EXPENSES:
General and administrative expenses	20,468	18,200
Total operating expenses	20,468	18,200

Loss before income taxes	$(20,468)	$(18,200)

Income tax expense	$—	$—

NET LOSS	$(20,468)	$(18,200)

Net loss per common share basic & diluted	$(0.003)	$(0.002)

Weighted average of common shares outstanding basic & diluted	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	7,950,500	$7,950	$286,521	$(296,921)	$(2,450)
Net loss	—	—	—	(20,468)	(20,468)
Contribution from a stockholder	—	—	—	—	—
Balance as of September 30, 2022	7,950,500	$7,950	$286,521	$(317,389)	$(22,918)

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021	7,950,500	$7,950	$237,821	$(247,121)	$(1,350)
Net loss	—	—	—	(18,200)	(18,200)
Contribution from a stockholder	—	—	17,250	—	17,250
Balance as of September 30, 2021	7,950,500	$7,950	$2255,071	$(265,321)	$(2,300)

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,468)	$(18,200)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable	20,468	950
Net cash used by Operating Activities	—	(17,250)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from a stockholder	—	17,250
Net cash provided by Financing Activities	—	17,250

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through September 30, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2024. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

The functional and reporting currency of the Company is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of September 30, 2023 or June 30, 2023.

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

There were no current and future income tax provision recorded for the three months ended September 30, 2023 or 2022 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding for the three months ended September 30, 2023 and 2022.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the three months ended September 30, 2023 or 2022.

During the three months ended September 30, 2023 and 2022, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed a total $ nil and $17,250, respectively, to support the Company’s working capital needs.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the capital contributions as disclosed in Note 4 above, there were no other related party transactions during the three months ended September 30, 2023 and 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this Report and our audited financial statements included our Annual Report on Form 10-K for the year ended June 30, 2023 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (the “U.S. GAAP”).

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

Results of Operations

Revenue

For the three months ended September 30, 2023 and 2022, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three months ended September 30, 2023 were $20,468, compared with the operating expenses of $18,200 for the same period of 2022. The Company’s operating expenses primarily included audit expense, legal fees, other professional fees and filing fees that are related to maintaining a publicly reporting company.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $20,468 for the three months ended September 30, 2023 as compared to a net loss of $18,200 for the same periods of 2022.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had no assets, $22,918 in current liabilities and an accumulated deficit of $317,389.

Cash Flows from Operating Activities

For the three months ended September 30, 2023, net cash used in operating activities was nil, as all expenses are recorded in accounts payable.

For the three months ended September 30, 2023, net cash used in operating activities was $18,200, which is due to the net loss for the period of $17,250 and an increase in change in accounts payable of $950.

Cash Flows from Financing Activities

For the three months ended September 30, 2023 and 2022, net cash generated by financing activities was nil and $17,250, respectively, which represented capital contribution from the Company’s principal stockholder to support the operations of the Company.

Material Commitments

We had no material commitments as of September 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal accounting and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: November 20, 2023	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

