Form 10-Q
period 2023-12-31
BANGFU TECHNOLOGY GROUP CO., LTD.
filed 2024-02-12
CIK 1741257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024, there were 7,950,500 shares of common stock, par value $0.001 per share, of the Company issued and outstanding.

BANGFU TECHNOLOGY GROUP CO., LTD.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of the services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for online business services in China;
●	our ability to continue as a going concern;
●	our future financing plans; and
●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the aftermath of the COVID-19 epidemic in China and around the world).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2023	June 30, 2023

ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$5,877	$2,450
Total Current Liabilities	5,877	2,450
Total Liabilities	5,877	2,450

Stockholders’ Deficit
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,950,500 shares issued and outstanding	7,950	7,950
Additional Paid-in Capital	316,143	286,521
Accumulated Deficit	(329,970)	(296,921)
Total Stockholders’ Deficit	(5,877)	(2,450)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 33, 2023	Six Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022

REVENUE:	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	12,581	33,049	9,950	28,150
Total operating expenses	12,581	33,049	9,950	28,150

Loss before income taxes	$(12,581)	$(33,049)	(9,950)	(28,150)

Income tax expense	$—	$—	$—	$—

NET LOSS	$(12,581)	$(33,049)	(9,950)	(28,150)

Net loss per common share basic & diluted	$(0.002)	$(0.004)	(0.001)	(0.004)

Weighted average of common shares outstanding basic & diluted	7,950,500	7,950,500	7,950,500	7,950,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2023	7,950,500	$7,950	$286,521	$(317,389)	$(22,918)
Net loss	—	—	—	(12,581)	(12,581)
Contribution from a stockholder	—	—	29,622	—	29,622
Balance as of December 31, 2023	7,950,500	$7,950	$316,143	$(329,970)	$(5,877)

Six Months Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	7,950,500	$7,950	$286,521	$(296,921)	$(2,450)
Net loss	—	—	—	(33,049)	(33,049)
Contribution from a stockholder	—	—	29,622	—	29,622
Balance as of December 31, 2023	7,950,500	$7,950	$316,143	$(329,970)	$(5,877)

Three Months Ended December 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022	7,950,500	$7,950	$255,071	$(265,321)	$(2,300)
Net loss	—	—	—	(9,950)	(9,950)
Contribution from a stockholder	—	—	12,250	—	12,250
Balance as of December 31. 2022	7,950,500	$7,950	$267,321	$(275,271)	$—

Six Months Ended December 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	7,950,500	$7,950	$237,821	$(247,121)	$(1,350)
Net loss	—	—	—	(28,150)	(28,150)
Contribution from a stockholder	—	—	29,500	—	29,500
Balance as of December 31, 2022	7,950,500	$7,950	$267,321	$(275,271)	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BANGFU TECHNOLOGY GROUP CO., LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,049)	$(28,150)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable	3,427	(1,350)
Net cash used by Operating Activities	(29,622)	(29,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from a stockholder	29,622	29,500
Net cash provided by Financing Activities	29,622	29,500

Net cash increase (decrease) for period	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 BANGFU TECHNOLOGY GROUP CO., LTD.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

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

Following this Change in Control, the Company changed its business plan to engage in online business services in the People’s Republic of China. The Company plans to engage in developments of personal daily life assistance mobile applications, online educational trainings, and employment recruitment services in China. The Company plans to roll out the plan with a focus in the tier-3 and tier-4 cities in the provinces of Guangdong and Guangxi first. The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish and implement these business plans. The Company aims to start implementing these business plans in the near future.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start-up, the Company has had no revenues and has accumulated losses through December 31, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or equivalents as of December 31, 2023 or June 30, 2023.

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

There were no current and future income tax provision recorded for the three and six months ended December 31, 2023 or 2022 since the Company did not generate any revenues in these periods.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding for the three and six months ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 authorized shares of common stock, $0.001 par value per share. There were no shares of common stock issued during the three and six months ended December 31, 2023 or 2022.

During the three months ended December 31, 2023 and 2022, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed a total $29,622 and $12,250, respectively, to support the Company’s working capital needs.

During the six months ended December 31, 2023 and 2022, the Company’s principal stockholder and sole officer and director, Fuming Yang, contributed a total $29,622 and $29,500, respectively, to support the Company’s working capital needs.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the capital contributions as disclosed in Note 4 above, there were no other related party transactions during the three and six months ended December 31, 2023 and 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company presently has no material commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Revenue

For the three and six months ended December 31, 2023 and 2022, the Company did not generate any revenue. The Company does not expect to generate revenue until its business plan is implemented.

Operating Expenses

Total operating expenses for the three and six months ended December 31, 2023 were $12,581 and $33,049 respectively, compared with the operating expenses of $9,950 and $28,150 for the same period of 2022. The Company’s operating expenses primarily include audit expense, legal fees, other professional fees and filing fees that are related to maintaining a publicly reporting company.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $12,581 and $33,049 for the three and six months ended December 31, 2023, respectively, as compared to a net loss of $9,950 and $28,150 for the same periods of 2022.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had no assets, $5,877 in current liabilities and an accumulated deficit of $329,970.

Cash Flows from Operating Activities

For the six months ended December 31, 2023, net cash used in operating activities was $29,622, which is due to the net loss for the period of $33,049 and a decrease in change in accounts payable of $3,427.

For the six months ended December 31, 2022, net cash used in operating activities was $29,500, which is due to the net loss for the period of $28,150 and an increase in change in accounts payable of $1,350.

Cash Flows from Financing Activities

For the six months ended December 31, 2023 and 2022, net cash generated by financing activities was $29,622 and $29,500, respectively, which represented capital contribution from the Company’s principal stockholder to support the operations of the Company.

Material Commitments

We had no material commitments as of December 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal accounting and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANGFU TECHNOLOGY GROUP CO., LTD.

Date: February 12, 2024	/s/ Fuming Yang
	Name:	Fuming Yang
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)